Form 10-K
period 1995-12-31
LEHIGH GROUP INC
filed 1996-04-11
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995         Commission File Number 1-155

                              THE LEHIGH GROUP INC.

             (Exact name of Registrant as specified in its charter)

DELAWARE                                          13-1920670
- --------------------------------------------      ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
Incorporation or organization)                    Identification No.)

810 SEVENTH AVENUE, NEW YORK, N.Y.                10019
- --------------------------------------------      ------------------------------
(Address of principal executive offices)          (Zip Code)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (212) 333-2620

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:

Common Stock $.001 par value          New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  /X/  NO / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Approximate aggregate market value of the voting stock held by "nonaffiliates" of the Registrant on March 20, 1996: $2,301,420*

Number of shares of Common Stock outstanding of the Registrant as of March 20, 1996: 10,339,250

- ----------------
* Registrant's sole class of voting stock is its Common Stock $.001 par value, which is listed on the New York Stock Exchange. The determination of market value of such Common Stock has been based solely on the closing price per share of such stock on the New York Stock Exchange on the date indicated. In making this computation, all shares known to be owned by directors and executive officers of the Registrant and all shares known to be owned by persons holding in excess of 5% of the Registrant's Common Stock have been deemed held by "affiliates" of the Registrant. Nothing herein shall affect the right of the Registrant to deny that any such directors, executive officers or more than 5% stockholder is an "affiliate."
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Lehigh Group Inc., a Delaware corporation (formerly The LVI Group Inc.) (the "Company"), through its wholly owned subsidiary, HallMark Electrical Supplies Corp. ("HallMark"), is engaged in the distribution of electrical supplies for the construction industry both domestically (primarily in the New York Metropolitan area) and for export.

     Prior to 1994, the Company, through its wholly owned subsidiaries, had been engaged in the following other businesses: (i) through certain of its operating subsidiaries ("NICO Construction"), interior construction; (ii) through its wholly owned subsidiary, LVI Environmental Services Group Inc. ("LVI Environmental") and subsidiaries thereof, asbestos abatement; (iii) through
Riverside Mfg., Inc. ("Riverside"), the design, production and sale of electrical products; (iv) through Mobile Pulley and Machine Works, Inc. ("Mobile Pulley"), the manufacture and sale of dredging equipment and precision machined castings; and (v) through LVI Energy Recovery Corporation ("LVI Energy"), energy recovery and power generation and landfill closure services. All of such other businesses were transferred or sold prior to 1994.

         Riverside and Mobile Pulley were transferred to a liquidating trust in connection with the Company's financial restructuring of its outstanding debt and preferred stock on March 15, 1991 (the "1991 Restructuring"). During the third quarter of 1991, the Company discontinued its interior construction business operated through its NICO Construction subsidiaries due to the general economic slowdown, particularly as it related to the real estate market. In the third quarter of 1990, the Company discontinued its LVI Energy business which was prompted by technical problems at the LVI Energy power plant facility. Both the NICO Construction and LVI Energy subsidiaries were sold on December 31, 1991.

         The Company consummated a restructuring on May 5, 1993 (the "1993 Restructuring"). Pursuant to the 1993 Restructuring, the Company, through NICO Inc., a wholly owned subsidiary ("NICO"), sold LVI Environmental to LVI Holding Corporation ("LVI Holding"), a newly formed company organized by the management of LVI Environmental, which had a minority interest in LVI Holding. The owners of LVI Holding were certain holders of the 9.5% Class A Senior Secured Redeemable Notes due March 15, 1997 and the 8% Class B Senior Secured Redeemable Notes due March 15, 1999 issued by NICO and guaranteed by the Company (the "Class A Notes" and "Class B Notes," respectively) and members of the management of LVI Environmental. As a result of the 1993 Restructuring, 100% of the Class A Notes and over 97% of the Class B Notes (together, the "Notes"), of NICO were surrendered to the Company, together with 3,000,000 shares of its Common Stock, par value $.001 per share ("Common Stock") (27% of all Common Stock then outstanding), and, in exchange therefor, participating holders of the Notes acquired, through LVI Holding, all of the stock of LVI Environmental. The Company's consolidated indebtedness was thereby reduced from approximately $45.9 million to approximately $3.6 million (excluding approximately $431,217 of indebtedness under Class B Notes that LVI Holding agreed to pay in connection with the 1993 Restructuring, but for which the Company remains liable). LVI Holding paid $1.5 million to the Company during 1993 and 1994 in connection with the 1993 Restructuring to fund operating expenses and working capital requirements.

         The Company is currently investigating the feasibility of acquiring or investing in one or more other businesses that management of the Company believes may have a potential for growth and profit. The Company would need to obtain additional financing to effect any such acquisition or investment (except to the extent Common Stock or other securities of the Company were used to effect such acquisition or investment, which would likely result in dilution to the existing holders of Common Stock). No assurance can be given that the Company will be able to (i) identify any satisfactory business to be acquired or in which to invest, (ii) obtain the requisite financing for any such acquisition or investment, (iii) acquire or invest in any such business on terms favorable or otherwise satisfactory to the Company, or (iv) profitably operate any such business.

         On December 21, 1995, The Company and Consolidated Technology Group Ltd ("Consolidated") signed a letter of intent whereby Consolidated agreed in principle to merge with the Company in a merger in which the shareholders of Consolidated would own approximately 75 percent of the combined company after the merger. However, there can be no assurance at this time that the Company will be able to consummate this transaction.

         The Company was incorporated under the laws of the State of Delaware in 1928. The Company's principal executive offices are located at 810 Seventh Avenue, New York, NY 10019 and its telephone number at that address is (212) 333-2620.

ELECTRICAL SUPPLIES

         HallMark was acquired by the Company in December 1988. HallMark's sales include electrical conduit, armored cable, switches, outlets, fittings, panels and wire which are purchased by HallMark from electrical equipment manufacturers in the United States. Approximately 60% of HallMark's sales are domestic and 40% are export.

         Domestic sales are made by HallMark employees. Nine customers accounted for approximately 61%, 72% and 44% (including one customer which accounted for approximately 25%, 18% and 12%) of HallMark's total domestic sales in 1995, 1994 and 1993, respectively. The loss of any of these customers could have a material adverse effect on its business. Export sales are made by sales agents retained by HallMark. Distribution is made in approximately 26 countries. Since November 1, 1992, HallMark's export business has been conducted primarily from Miami, Florida.

         Management believes that many companies (certain of which are substantially larger and have greater financial resources than HallMark) are in competition with HallMark. Management believes that the primary factors for effective competition between HallMark with its competitors are price, in-stock merchandise and a reliable delivery service. As a result, orders for merchandise are received daily and shipped daily; hence, backlog is insignificant.

         Management believes that HallMark is generally in compliance with applicable governmental regulations and that these regulations have not had and will not have a material adverse effect on its business or financial condition.

EMPLOYEES

         As of March 1, 1996, the Company had 3 employees and HallMark had 42. Approximately 75% of such employees are compensated on an hourly basis.

         The Company and HallMark comply with prevailing local contracts in the respective geographic locations of particular jobs with respect to wages, fringe benefits and working conditions. Most employees of HallMark are unionized. The current collective bargaining agreement for HallMark, which is with the International Brotherhood of Electrical Workers, Local Union #3, expires on April 30, 1996.

ITEM 2.  PROPERTIES

         HallMark leases 28,250 square feet of office and warehouse facilities in Brooklyn, New York, pursuant to a lease expiring on June 30, 2004, at an annual rental of approximately $78,000 (which progressively escalates to $106,000 in 2003). In December 1994, HallMark leased 4,500 square feet of additional warehouse facilities in Brooklyn, New York, pursuant to a lease expiring on June 30, 2004, at an annual rental of $18,000 (which progressively escalates to $21,600). HallMark also leases 8,500 square feet of office and warehouse facilities in Miami, Florida for its export business at an annual cost of approximately $46,000, pursuant to a lease which expired in September 1995. HallMark also has the right to exercise two one-year options in connection with the Florida lease. HallMark exercised a one year option to continue to rent the Florida space for $48,500.

         The Company believes that all of its facilities are adequate for the business in which it is engaged.

ITEM 3.  LEGAL PROCEEDINGS

         The State of Maine and Bureau of Labor Standards commenced an action in Maine Superior Court on or about November 29, 1990 against the Company and Dori Shoe Company (an indirect former subsidiary) to recover severance pay under Maine's plant closing law. The case was tried without a jury in December 1994. Under that law, an "employer" who shuts down a large factory is liable to the employees for severance pay at the rate of one week's pay for each year of employment. Although the law did not apply to the Company when the Dori Shoe plant was closed it was amended so as to arguably apply to the Company retroactively. In a prior case brought against the Company (then known as Lehigh Valley Industries) and its former subsidiary under the Maine severance pay statute prior to its amendment, the Company was successful against the State of Maine (see CURTIS V. LOREE FOOTWEAR AND LEHIGH VALLEY INDUSTRIES, 516 A. 2d 558 (Me. 1986).

         The Superior Court by decision docketed April 10, 1995 entered judgement in favor of the former employees of Dori Shoe Company against Dori Shoe and the Company in the amount of $260,969.11 plus prejudgment interest and reasonable attorneys' fees and costs to the Plaintiff upon their application pursuant to Maine Rules of Civil Procedure 54(b) (3) (d). The Company filed a timely appeal appealing that decision and the matter was argued before the Maine Supreme Judicial Court on December 7, 1995. Prejudgment interest will accrue at an annual rate of approximately $20,800 from November 29, 1990.

         The Company's counsel in Maine, believe that the application of Maine's amended severance pay statute is unconstitutional under both the Maine and United States constitutions. While the Company believes it has a strong defense, the outcome of the appeal cannot presently be determined.

         The Company is involved in other minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         The Common Stock is listed on the New York Stock Exchange. The Company did not pay cash dividends on the Common Stock during 1995, 1994 or 1993 and has no intention of paying cash dividends on the Common Stock in the foreseeable future. On March 1, 1996, there were approximately 7,897 holders of record of the Common Stock (excluding shares held in "nominee" or "street" name).

         The following table sets forth the reported high and low closing sales prices of the Common Stock on the Composite Tape for the quarters indicated (adjusted to give effect to the 35-for-1 reverse split of the Common Stock that occurred in December 1991).

                            HIGH                      LOW
                            ----                      ---
1994:

First Quarter            $ 1-1/4                    $ 5/8
Second Quarter               7/8                      5/8
Third Quarter                5/8                      5/8
Fourth Quarter               7/8                      5/8

1995:

First Quarter              $ 3/4                    $ 5/8
Second Quarter               5/8                      3/8
Third Quarter                1/2                      3/8
Fourth Quarter             33/64                    13/64

ITEM 6.                     SELECTED FINANCIAL DATA

                      THE LEHIGH GROUP INC. & SUBSIDIARIES
                         Selected Financial Information
                    (in Thousands, Except For Per Share Data)

Statement Of Operations Data
- ----------------------------

Years ended
December 31,                       1995      1994      1993      1992      1991
- ------------                   --------  --------  --------  --------  --------
Revenues earned                $ 12,105  $ 12,247  $ 12,890  $ 10,729  $ 17,146

Loss from continuing
  operations                   $   (558) $   (410) $   (250) $ (2,048) $ (6,166)

Loss per common share from
  continuing operations (A)    $  (0.05) $  (0.04) $  (0.03) $  (0.19) $  (0.70)

Cash dividends declared per
 common share                      --        --        --        --        --


Balance Sheet Data
- ------------------

December 31,                       1995      1994      1993      1992      1991
- ------------                   --------  --------  --------  --------  --------
Working capital                $  2,437  $  3,233  $  2,800  ($28,700) ($25,500)

Total assets                   $  6,622  $  7,441  $  7,050  $ 13,753  $ 19,232

Long-term debt                 $  2,080  $  2,361  $  2,524  $ 12,787  $ 15,269

Total debt (B)                 $  2,950  $  3,240  $  3,615  $ 45,882  $ 47,169

Shareholders' equity (deficit) $    202  $    510  $ (5,099) $(45,041) $(44,638)


(A) Loss per common share from continuing operations for the years presented has been adjusted to reflect the 35-for-1 reverse split of the Common Stock that occurred in December 1991.

(B) Includes long term debt, current maturities of long term debt and Note payable - bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         1995 IN COMPARISON WITH 1994

         Revenues earned for 1995 were $12.1 million, a decrease of $.1 million or 1% compared with 1994. A slight increase in the Company's domestic sales was more than offset by a decrease in export sales. As to the export business, the Company has been unable to fully replace those sales lost due to the departure of one of its key sales people approximately two years ago. Gross profit as a percentage of revenues decreased from 30% in 1994 to 29% in 1995. The slight decrease was again attributable to weakened margins in export. Selling, general and administrative expenses for 1995 decreased by approximately $200,000, or 5%, compared with 1994. The reduction was primarily a result of decreased sales and certain cost cutting initiatives instituted by the Company during the year.

         The net result of the factors discussed above resulted in no change in operating loss in 1995 compared to 1994.

         Interest expense increased by $35,000 to $433,000 in 1995 from $398,000 in 1994. A decrease in interest expense due to the continued reductions of long term debt was more than offset by an increase in interest rates.

         There was no federal income tax for 1995, due to the Company's operating loss.

         On December 31, 1991, the Company sold its right, title and interest in the stock of the various subsidiaries which made up its discontinued interior construction and energy recovery business segments subject to existing security interests. The excess of liabilities over assets of subsidiaries sold amounted to approximately $9.6 million. Since 1991, the Company has reduced this deferred credit (the reduction is shown as income from discontinued operations) due to the successful resolution of the majority of the liabilities for amounts significantly less than was originally recorded. The deferred credits were reduced as follows: 1995 - $250,000, 1994 - $5,000,000, 1993 - $1,760,000, 1992
- - $2,376,000. The remaining deferred credit of approximately $250,000 at December 31, 1995 is, in the opinion of management, sufficient to cover for any remaining future claims relating to the 1991 transaction.

         1994 IN COMPARISON WITH 1993

         Revenues earned for 1994 were $12.2 million, a decrease of $.6 million or 5.0% compared with 1993. The decrease in revenues was due largely to a departure of a member of the sales force in Hallmark's export operations and the departure of certain clients of Hallmark that had been obtained by such person. Gross profit as a percentage of revenues increased from 29.0% in 1993 to 30.0% in 1994 due to increased profit margins in HallMark's domestic operation. Selling, general and administrative expenses for 1994 represented a decrease of approximately $34,000, or 8%, compared with 1993.

         The factors discussed above resulted in an increase of $104,000 in the operating loss, from $413,000 in 1993 to an operating loss of $517,000 in 1994.

         Interest expense decreased by $26,000 to $398,000 in 1994 from $424,000 in 1993. This decrease was primarily a result of the continued reduction of long-term debt.

         There was no federal income tax expense for 1994, due to the Company's operating loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has recently relied primarily on internally generated funds and private placement proceeds to finance its operation.

         Net cash provided by (used in) operating activities was $(267,000), $(160,000) and $72,000 in 1995, 1994 and 1993, respectively. The decrease from 1993 to 1994 was primarily due to a reduction in net income after the addback of the deferred credit income. The decrease from 1994 and 1995 was primarily due to the net loss after the addback of the deferred credit income only being partially offset by a decrease in receivables and an increase in accrued expenses.

         Net cash used in investing activities was $21,000, $39,000 and $24,000 in 1995, 1994 and 1993, respectively. Due to the amount of cash used in operating activities, the Company has expended very little with respect to property and equipment. The Company currently has no material commitments for capital expenditures.

         Net cash provided by (used in) financing activities was $(290,000), $656,000 and $301,000 in 1995, 1994 and 1993, respectively. The increase from 1993 to 1994 was primarily due to private placement proceeds, net of issuing costs, more than offsetting principal payments made under the Company's long term debt agreement. The decrease from 1994 to 1995 was primarily due to the fact that in 1995 the Company did not receive any outside funds whereas in 1994 it did. The Company is unable to borrow from its bank under the current credit agreement.

         On August 22, 1994, pursuant to a private placement, the Company sold 2,575,000 shares of Common Stock at an aggregate purchase price of $1,030,000 ($.40 per share). On November 18, 1994, the Company sold an additional 106,250 shares of Common Stock at an aggregate price of $42,500 ($.40 per share) pursuant to such private placement. On December 12, 1995 the Company filed a registration statement to register for resale the shares of Common Stock sold in such private placement.

         On March 28, 1996, the Company issued a $300,000 subordinated debenture to Macrocom Investors, LLC. The debenture includes interest at 2% per annum over the prime lending rate of Chase Manhattan Bank, N.A. payable monthly commencing May 1996. The principal balance is payable April 1, 1998. In connection with this financing the lender was granted a five year warrant to purchase a number of shares of Common Stock equal to $300,000 divided by the average closing bid price of the Company's common stock for the ten business days prior to the date of closing of the financing. The debenture contains various restrictions on the Company and is secured by 100% of the outstanding common stock of the Company's wholly-owned subsidiary, HallMark Electrical Supplies Corp. The Company has entered into an agreement with a financial services company to use its best efforts to raise an additional $450,000 under the same terms and conditions. Management believes that the proceeds of the $300,000 subordinated debenture combined with current working capital will be sufficient to fund the Company's operations for the balance of 1996.

         The Company continues to be in default in the payment of interest (approximately $635,395 interest was past due as of December 31, 1995) on the $500,000 aggregate principal amount of its 13-1/2% Senior Subordinated Notes due May 15,1998 ("13-1/2% Notes") and 14-7/8% Subordinated Debentures due October 15, 1995 ("14-7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13-1/2% Notes and 14-7/8% Debentures. The Company does not presently have sufficient funds to repay its outstanding indebtedness under the 13-1/2% Notes and 14- 7/8% Debentures.

         HallMark has a secured bank credit facility, the term of which expires in January 31, 1999. The unpaid principal balance as of December 31, 1995 was $2,440,000. HallMark has agreed to repay the principal balance of the loan in monthly installments until January 31, 1999, and is not entitled to withdraw additional amounts under such facility.

         The Company has experienced liquidity problems recently due to poor operating results, a weakened electrical supply market and an inability to borrow funds. Additionally, the Company continues to be in default on certain obligations and is currently appealing a court ruling (discussed in Item 3) which if denied would have an adverse affect on the Company. The Company has accrued approximately $350,000 relating to this Court ruling.

IMPACT OF INFLATION

         Inflation has not had a significant impact on the Company's operations over the past three years.

NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of this pronouncement is not anticipated to have a significant impact on the Company's financial statements.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company expects to select the option to continue the use of the current intrinsic value method.

         Both standards are effective for fiscal years that begin after December 15, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See pages F-1 through F-15 and page S-1 of this Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NOT APPLICABLE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the directors and executive officers of the Company:

                Name              Age    Position
                ----              ---    --------
         Salvatore J. Zizza        50    Chairman of the Board, President, Chief
                                         Executive Officer and Director of the
                                         Company

         Robert A. Bruno           39    Vice President, General Counsel,
                                         Secretary and Director of the Company

         Richard L. Bready         51    Director of the Company

         Charles A. Gargano        60    Director of the Company

         Anthony F. L. Amhurst     53    Director of the Company

         Salvatore M. Salibello    50    Director of the Company

         Joseph Delowery           61    President of HallMark

         Mr. Zizza has been a director of the Company since 1985 (except that he did not serve as a director during the period from March 15, 1991 through April 16, 1991) and Chairman of the Board of the Company since April 16, 1991, and was Chief Executive Officer of the Company from April 16, 1991 through August 22, 1991 and President of NICO from 1983 through August 22, 1991. He also served as President of the Company from October 1985 until April 16, 1991. He is also a director of the Gabelli Equity Trust, Inc.; The Gabelli Asset Fund; The Gabelli Growth Fund; The Gabelli Convertible Securities Funds, Inc. and The Gabelli Global MultiMedia Trust Inc. On December 12, 1995, Mr. Zizza became Chairman of the Board of The Bethlehem Corporation (an American Stock Exchange Company). On November 18, 1992, Mr. Zizza also became Chairman of the Board, President and Treasurer of Initial Acquisition Corp. (a Nasdaq listed Company).

         Mr. Bruno has served as Vice President and General Counsel since May 5, 1993 and as Secretary since August 22, 1994. He was appointed to the Board on March 31, 1994. He also has served as General Counsel to NICO and its subsidiaries since June 1983 (except he did not serve as General Counsel to NICO during the period of January 1, 1992 through May 31, 1993).

         Mr. Bready has been a director of the Company since May 18, 1994. He has served since 1991 as the Chairman of the Board and Chief Executive Officer of Nortek, Inc. (an NYSE-listed company engaged in the manufacture and marketing of residential, commercial and industrial building products) and since 1979 as its President.

         Mr. Charles A. Gargano was elected as a director of the Company on December 20, 1994. He has been an entrepreneur since August 1991 and was the Finance chairman of the New York State Republican Committee in 1994. He served as the United States Ambassador to the Republic of Trinidad and Tobago from August 1988 through August 1991. Currently, Mr. Gargano is Commissioner of the New York State Office of Economic Development and President and Chief Executive Officer of the New York State Urban Development Corporation. Mr. Gargano is also on the board of directors of Alpha Hospitality Corporation and Winners All International, Inc., both Nasdaq-listed companies.

         Mr. Anthony F. L. Amhurst was elected as a director of the Company on December 20, 1994. He has been a Senior and Managing Partner of Amhurst Brown Colombotti ( a law firm the principal office of which is in London) and a Solicitor of the Supreme Court of Judicature of England for more than the past five years.

         Mr. Salibello was elected as a director of the Company on December 20, 1994. He is the founder and for more than the past five years has been the managing partner of Salibello & Broder, a certified public accounting firm. He is also a director of Nine West Group Inc. (an NYSE-listed company that designs, develops and markets women's footwear).

         Mr. Delowery has been the President of HallMark since July 1990. He served as Vice President in charge of sales of HallMark from June 1988 through July 1990.

         No family relationship exists between any of the directors and executive officers of the Company.

         All directors will serve until the annual meeting of stockholders of the Company to be held in 1996 and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal. Officers are elected annually by the Board and serve at the discretion thereof.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation awarded to, earned by or paid to the Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during each of the years ended December 31, 1995, December 31, 1994 and December 31, 1993:

                           SUMMARY COMPENSATION TABLE

                                                                            Long Term
                                                                            Compensa-
                                                                               tion
                                                                            ----------
                                               Annual Compensation            Awards
                                        -------------------------------     ----------
                                                                            Securities
                                                              Other         Underlying
Name And Principal                                            Annual         Options
- ------------------                                            Compen-       (Number Of      All Other
Position                        Year    Salary      Bonus     sation(2)      Shares)        Compensation (3)
- --------                        ----    ------      -----     ---------      -------        ----------------
Salvatore J. Zizza (1)          1995    $200,000          0           0               0     $1,272
 Chairman of the Board
                                1994    $200,000          0           0      10,250,000(1)  $  800

                                1993    $191,994          0           0               0          0



Robert A. Bruno (4)             1995    $150,000          0           0         250,000(5)  $1,272
 Vice President and
 General Counsel                1994           *          0           0               0     $  822

                                1993           *          0           0               0     $  318


Joseph Delowery (5)
 President of Hallmark
                                1995    $110,784    $13,469           0               0     $1,272

                                1994    $110,613          0           0               0     $1,272

                                1993    $109,024          0           0               0     $  960

================================================================================

* Mr. Bruno's compensation for 1994 and 1993 did not exceed $100,000 and therefore no disclosure was required to be provided for those years.

(1) On August 22, 1994, the Company and Mr. Zizza entered into an employment agreement providing for his employment through December 31, 1999 as President, Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $200,000 (subject to increase, in the discretion of the Board, if the Company acquires one or more new businesses, to a level commensurate with the compensation paid to the top executives of comparable businesses). Pursuant to such agreement, if the Company acquires any business with annual revenues in the year immediately prior to such acquisition of at least $25 million (an "Acquired Business"), Mr. Zizza will be entitled to a bonus for each year of his employment following such acquisition (including the portion of the year immediately following such acquisition), in an amount equal to one-half of (i) 10% of the first $1,000,000 of all Acquired Business Pre-Tax Income (as hereinafter defined) for such year (or portion thereof), PLUS (ii) 9% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $1,000,000 up to but not exceeding $2,000,000, PLUS (iii) 8% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $2,000,000 up to but not exceeding $3,000,000, PLUS (iv) 7% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $3,000,000 up to but not exceeding $4,000,000, plus (v) 6% of all Acquired Business Pre-Tax Income for such year above $4,000,000 up to but not exceeding $5,000,000, PLUS (vi) 5% of all Acquired Business Pre- Tax Income for such year above $5,000,000. For the purposes hereof, "Acquired Business Pre-Tax Income" for any year (or portion thereof) means the total pre-tax income of all Acquired Businesses for such year (or portion thereof), excluding any income earned by Acquired Businesses prior to their acquisition by the Company, any earnings attributable to any minority interest in Acquired Businesses, and any extraordinary items.

(2) As to each individual named, the aggregate amounts of personal benefits not included in the Summary Compensation Table do not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(3) Represents premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

(4) On January 1, 1995, the Company and Mr. Bruno entered into an employment agreement providing for his employment through December 31, 1999 as Vice President and General Counsel for the Company at an annual salary of $150,000. Pursuant to such agreement, Mr. Bruno has deferred one-third of his annual salary until such time as the Company's annual revenues exceed $25 million. In April 1995 the Company granted Mr.
         Bruno an  option to  purchase  250,000  shares  of  common  stock at an exercise price of $.50 per share. The option is (i) immediately exercisable as to 100,000 shares subject to such option, (ii) exercisable December 31, 1995 as to an additional 75,000 shares subject to such option, and (iii) exercisable December 31, 1996 as to the remaining 75,000 shares subject to such option. The option will expire December 31, 1999.

(5) Mr. Delowery may be deemed to be an executive officer of the Company by virtue of his position with HallMark. HallMark became the Company's principal operating subsidiary following the 1993 Restructuring.

COMPENSATION OF DIRECTORS

         Directors receive no compensation for serving on the Board other than the reimbursement of reasonable expenses incurred in attending meetings. In April 1995, the Company issued options to purchase 15,000 shares of common stock at an exercise price of $.50 per share to Mr. Bready and options to purchase 10,000 shares of common stock at an exercise price of $.50 per share to each of Messrs. Gargano, Amhurst and Salibello.

         The following table provides information on options granted during 1995 to the executive officers of the Company named in the Summary Compensation Table.

                              OPTION GRANTS IN 1995

                                                                                 Potential Realizable Value
                                                                                  at Assumed Annual Rates
                                                                                of Stock Price Appreciation
                                  Individual Grants                                   for Option Term
- -----------------------------------------------------------------------------------------------------------
                                      Percent of
                                      Total
                          Options     Options
                 Original Granted     Granted to   Exercise
                 Date of  (number     Employees    Price       Expiration
Name             Grant*   Of Shares   In 1995      ($/Share)   Date       0%($)       5%($)       10%($)
- ----             ------   ---------   -------      ---------   ---------  -----       -----       ------
Robert A. Bruno  4/21/95  100,000(1)  40%          $0.50       12/31/99   0           $13,800     $36,000

Robert A. Bruno  4/21/95   75,000(2)  30%           0.50       12/31/99   0           $10,350     $22,950

Robert A. Bruno  4/21/95   75,000(3)  30%           0.50       12/31/99   0           $10,350     $22,950

================================================================================

* On April 21, 1995, the closing price per share of the Common Stock on the New York Stock Exchange was $.50.

(1)      Immediately exercisable.

(2)      Exercisable December 31, 1995.

(3)      Exercisable December 31, 1996.

         The following table sets forth the number of options exercised and the dollar value realized thereon by the executive officers of the Company named in the Summary Compensation Table, along with the number and dollar value of any options remaining unexercised on December 31, 1995.

                         AGGREGATED OPTION EXERCISES IN
                         1995 AND YEAR-END OPTION VALUES

                                                   Number of Unexercised              Value of Unexercised
                                                        Options at                  In-the-Money Options at
                                                         Year-End                         Year-End(1)
                      Shares                    ----------------------------   ---------------------------------
                     Acquired        Value
          Name     On Exercise    Realized(2)   Exercisable    Unexercisable   Exercisable(2)   Unexercisable(2)
          ----     -----------    -----------   -----------    -------------   -----------      -------------
Salvatore Zizza    $ 0            $ 0           4,250,000      6,000,000       $ 0              $ 0

Robert Bruno       $ 0            $ 0             175,000         75,000       $ 0              $ 0

================================================================================

(1) On December 31, 1995, the average of the high and low prices per share of the Common Stock on the New York Stock Exchange was $0.27.

(2) Represents the difference between the market value of the Common Stock underlying the option and the exercise price of such option upon exercise or year-end, as the case may be.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (the "SEC") thereunder require the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the period from January 1, 1995 to December 31, 1995, all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent stockholders were complied with, except that Form 3's were not timely filed for the following Directors of the
Company: Charles A. Gargano, Salvatore M. Salibello and Anthony F.L. Amhurst. In addition, one Form 4 was not timely filed by each of Mr. Zizza and Mr. Bruno. The Company and the above named persons have taken the appropriate steps to file the necessary forms.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Both Anthony Amhurst and Charles Gargano are members of the Company's Compensation Committee and are directors. There are no compensation committee interlock relationships to be disclosed pursuant to Item 402 of Regulation S-K.

BOARD REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee is responsible for developing the Company's executive compensation policies and determining the compensation paid to the Company's Chief Executive Officer and its other executive officers.

         The Compensation Committee considers the current executive compensation (other than for Mr. Delowery) to be below the standard for executives performing comparable services (such as, debt restructurings, work-outs, negotiations with bondholders and various creditors, restructuring bank credit lines for more favorable terms, pursuing opportunities to raise working capital, etc.).

         The Company entered into an employment agreement with Mr. Zizza in August 1994 providing for his employment through December 31, 1999 as President, Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $200,000 (the same salary previously paid to him). His salary is subject to increase, in the Board's discretion, if the Company acquires one or more new businesses, to a level commensurate with the compensation paid to the top executives of comparable businesses. If the Company acquires any business with annual revenues in the year immediately prior to such acquisition of at least $25 million, Mr. Zizza will be entitled to a bonus for each year of his employment following such acquisition (including the portion of the year immediately following such acquisition), based on specified percentages of the total pre-tax income of all such acquired businesses for such year or portion thereof. See "Certain Transactions." Pursuant to such employment agreement, the Company also granted to Mr. Zizza options to purchase 10,250,000 shares of Common Stock at exercise prices ranging from $.50 to $1.00 per share. For information as to the terms and conditions of exercisability of such options, see "Certain Transactions."

                  CHARLES A. GARGANO
                  ANTHONY F.L. AMHURST

PERFORMANCE GRAPH

         The graph below compares the cumulative total shareholder return on the Common Stock of the Company with the cumulative total return on the NYSE Market Index and MG Group Index (assuming the investment of $100 in the Company's Common Stock, the NYSE Market Index and MG Group Index on January 1, 1991, and reinvestment of all dividends).

[GRAPHIC MATERIAL OMITTED]

                    COMPARISON 5-YEAR CUMULATIVE TOTAL RETURN
                          AMONG THE LEHIGH GROUP INC.,
                      NYSE MARKET INDEX AND MG GROUP INDEX

- ------------------------------ FISCAL YEAR ENDING ------------------------------
COMPANY               1990      1991      1992      1993      1994      1995

LEHIGH GROUP INC      100        28.57     51.43     37.14     31.43     12.86
MG GROUP INDEX        100       175.09    214.21    242.18    230.57    265.31
NYSE MARKET INDEX     100       129.41    135.50    153.85    150.86    195.61

                     ASSUMES $100 INVESTED ON JAN. 1, 1991
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 1995

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information on March 15, 1996 (except as otherwise noted below) with respect to each person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known to the Company to be the beneficial owner of more than 5% of the Common Stock.

            Name and Address            Amount and Nature of            Percent
           of Beneficial Owner        Beneficial Ownership (1)         of Class
           -------------------        ------------------------        ---------
Base Assets Trust, as liquidating          1,920,757 (2)              18.6% (2)
agent of Executive Life Insurance
Company in Rehabilitation/
Liquidation ("BAT") 11400 West
Olympic Blvd.
Los Angeles, CA 90064 (2)

Fidelity Bankers Life Insurance              799,921 (2)               7.7% (2)
Company Trust (a subsidiary of First
Dominion Mutual Life Insurance
Company) ("FBL")
1011 Boulder Springs Drive
Richmond, Virginia 23225 (2)

Allstate Life Insurance Company              743,878 (2)               7.2% (2)
("Allstate")
Allstate Plaza South G4B
2880 Sanders Road
Northbrook, IL 60062 (2)

Teachers Insurance and Annuity               533,280 (2)               5.2% (2)
Association ("Teachers")
730 Third Ave.
New York, NY 10017 (2)

Kenneth Godt as Trustee for The              750,000                   7.3%
Orion Trust (The "Godt Trust")
c/o Siegel & Godt
666 Old Country Road
Garden City, NY 11530

Salvatore J. Zizza                        12,255,502 (3)              54.2% (3)
c/o The Lehigh Group Inc.
810 Seventh Ave.
New York, NY 10019

The Equitable Life Assurance                 637,113 (2)               6.2% (2)
Society of the United States
("Equitable")
787 Seventh Ave.
New York, NY 10019 (2)

(1) Except as otherwise indicated each of the persons listed above has sole voting and investment power with respect to all of the shares shown in the table as beneficially owned by such person.

(2) Based on information set forth on Schedule 13G's filed with the SEC by BAT dated February 13, 1996; Sears, Roebuck and Co. (parent of Allstate) dated February 10, 1994; Equitable on February 9, 1996, The Godt Trust on September 27, 1994 and Teachers on April 23, 1992 (assuming, in each case, no change in beneficial ownership since such date except in connection with the 1993 Restructuring. Information as to FBL was obtained from an investment specialist at FBL on November 14, 1994.

(3) Includes (i) 4,250,000 shares issuable upon the exercise of immediately exercisable options at a price of $.50 per share, (ii) 382 shares owned by trust accounts for the benefit of Mr. Zizza's minor children, as to which he disclaims beneficial ownership and (iii) 7,750,000 shares issuable upon the exercise of immediately exercisable warrants at a price of $.50 per share as to 1,750,000 such shares, $.75 per share as to 3,000,000 such shares and $1.00 per share as to 3,000,000 such shares. Excludes 6,000,000 shares of Common Stock issuable upon the exercise of options held by Mr. Zizza at exercise prices of $.75 per share, in the case of 3,000,000 shares, and $1.00 per share, in the case of 3,000,000 shares. These options are not currently exercisable or expected to become exercisable within the next 60 days, and will not be exercisable until such time as (i) the Company receives aggregate net cash proceeds of at least $10 million from the sale (whether public or private) of its equity securities, (ii) the Company consummates an acquisition of a business with annual revenues during the year immediately preceding such acquisition of at least $25 million, and
         (iii) the fair market value (determined over a 30-day period) of the Common Stock shall have equalled or exceeded $1.00 per share. All of the options granted to Mr. Zizza will terminate on the fifth anniversary of the date of grant, subject to earlier termination under certain circumstances in the event of his death or the termination of his employment. The Company also granted to him one demand registration right (exercisable only if the Company is eligible to file a registration statement on Form S-3 or a form substantially equivalent thereto) and certain "piggyback" registration rights with respect to the shares of the Common Stock purchasable upon exercise of such options.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table indicates the number of shares of Common Stock beneficially owned on March 15, 1996 by (i) each director of the Company, (ii) each of the executive officers named in the Summary Compensation Table set forth above and (iii) all directors and executive officers of the Company as a group.

                              Amount and Nature of
Name of Beneficial Owner     Beneficial Ownership(1)         Percent of Class
- -------------------------  --------------------------       -------------------

Salvatore J. Zizza                  12,255,502(2)               54.2(2)

Richard L. Bready                       15,000(5)                 *

Robert A. Bruno                        237,760(3)                 *

Charles A. Gargano                      10,000(5)                --

Salvatore M. Salibello                  43,200(6)                --

Anthony F. L. Amhurst                   10,000(5)                --

Joseph Delowery                              0                   --

All executive officers
and directors as a group
(7 persons)                         12,571,462(4)               54.84(4)



- ---------------
*        Less than 1%.

(1) Each of the persons listed above has sole voting and investment power with respect to all shares shown in the table as beneficially owned by such person.

(2) See note 3 of the table under the caption "Security Ownership of Certain Beneficial Owners" above.

(3) Includes options to purchase common stock at $.50 per share. Excludes 75,000 options to purchase common stock at $.50 per share which become exercisable December 31, 1996.

(4)      Includes and excludes shares as indicated in notes (2) and (3) above.

(5)      Represents options to purchase common stock at $.50 per share.

(6)      Includes 10,000 options to purchase common stock at $.50 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 22, 1994, the Company sold 2,575,000 shares of Common Stock pursuant to the Private Placement at a purchase price of $.40 per share, including 250,000 shares sold to Salvatore J. Zizza (the Company's President, Chairman of the board and Chief Executive Officer), 62,500 shares sold to Robert
A. Bruno (the Company's Vice President, General Counsel and Secretary) and 750,000 shares sold to Kenneth Godt as Trustee of the Orion Trust (which, by virtue of such sale, became the owner of more than 5% of the outstanding Common Stock). Pursuant to a registration rights agreement dated as of August 22, 1994 among the Company and the investors that purchased Common Stock pursuant to the Private Placement (including Mr. Zizza, Mr. Bruno and Kenneth Godt as Trustee for the Orion Trust), such investors have one demand registration right (exercisable at any time after the first anniversary and prior to the fifth anniversary of such date) and certain "piggyback" registration rights with respect to such Common Stock. The Company is attempting to register such shares under the Securities Act pursuant to the registration statement that was filed on December 12, 1995 which has not yet been declared effective. On August 22, 1994, the Company also (i) issued to Goldis Financial Group, Inc. warrants to purchase 386,250 shares of Common Stock at $.50 per share, as partial consideration for its services as selling agent in connection with the Private Placement, and (ii) granted to it certain piggyback registration rights as to such shares. The shares of Common Stock issuable upon the exercise of such warrants are attempting to be registered under the Securities Act pursuant to the above mentioned registration statement.

         On August 22, 1994 (immediately prior to the closing under the Private Placement), (i) the Company and Mr. Zizza entered into an employment agreement providing for the employment of Mr. Zizza through December 31, 1999 as President, Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $200,000 (subject to increase, in the discretion of the Board, if the Company acquires one or more new businesses, to a level commensurate with the compensation paid to the top executives of comparable businesses), and (ii) the Company and Dominic Bassani entered into a consulting agreement providing for Mr. Bassani to serve as a consultant to the Company for a five year period and to provide during such period such financial advisory services and assistance as the Company may request in connection with arranging for financing for the Company (including pursuant to the Private Placement) and in connection with the selection and evaluation of potential acquisitions. The consulting agreement with Mr. Bassani was mutually terminated in July 1995. If the Company acquires any business with annual revenues in the year immediately prior to such acquisition of at least $25 million (an "Acquired Business"), Mr. Zizza will be entitled to a bonus for each year of his employment following such acquisition (including the portion of the year immediately following such acquisition), based on specified percentages of the total pre-tax income of all Acquired Businesses for such year or portion thereof ("Acquired Business Pre-Tax Income"). For this purpose, Acquired Business Pre-Tax Income excludes any income earned by Acquired Businesses prior to their acquisition by the Company, any earnings attributable to any minority interest in Acquired Businesses, and any extraordinary items. The bonus for Mr. Zizza for each such year (or portion thereof) will be an amount equal to one-half of (i) 10% of the first $1,000,000 of all Acquired Business Pre-Tax Income for such year (or portion thereof), (ii) 9% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $1,000,000 up to but not exceeding $2,000,000, PLUS (iii) 8% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $2,000,000 up to but not exceeding $3,000,000, PLUS (iv) 7% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $3,000,000 up to but not exceeding $4,000,000, plus (v) 6% of all Acquired Business Pre-Tax Income for such year above $4,000,000 up to but not exceeding $5,000,000, (vi) 5% of all Acquired Business Pre-Tax Income for such year above $5,000,000.

         The Company also granted (i) to Mr. Zizza options to purchase a total of 10,250,000 shares of Common Stock: 4,250,000 exercisable at $.50 per share, 3,000,000 exercisable at $.75 per share, and 3,000,000 exercisable at $1.00 per share; and (ii) to Mr. Bassani warrants to purchase a total of 7,750,000 shares of Common Stock: 1,750,000 exercisable at $.50 per share, 3,000,000 at $.75 per share, and 3,000,000 at $1.00 per share. In July 1995, Mr. Zizza purchased all the warrants held by Mr. Bassani. The $.50 per share options are exercisable immediately; the $.75 and $1.00 per share options will not be exercisable until such time as (i) the Company has raised at least $10 million of equity, (ii) the Company has consummated an acquisition of a business with annual revenues in the year immediately prior to such acquisition of at least $25 million, and (iii) the fair market value of the Common

Stock (as measured over a period of 30 consecutive days) has equalled or exceeded $1.00 per share. The options and warrants held by Mr. Zizza will terminate on the fifth anniversary of the date of grant, subject to earlier termination under certain circumstances in the event of his death or the termination of his employment. The Company also granted to Mr. Zizza one demand registration right (exercisable only if the Company is eligible to file a registration statement on Form S-3 or a form substantially equivalent thereto) and certain "piggyback" registration rights with respect to the shares of Common Stock purchasable upon exercise of the options or warrants granted to him.

         The Company will require that any future transactions (other than those described above) between the Company and its officers, directors, principal stockholders and the affiliates of the foregoing persons be on terms no less favorable to the Company than could reasonably be obtained in arm's length transactions with independent third parties.

         In connection with the issuance by the Company of Common Stock pursuant to the 1991 Restructuring to the former holders of the 13-1/2% Notes and 14-7/8% Debentures and NICO's Senior Secured Notes (which holders included BAT, FBL, Allstate and Teachers or their predecessors in interest), the Company granted to such holders two demand and unlimited piggyback registration rights (which remain in effect to the extent such Common Stock is not otherwise freely transferable). For information as to the Common Stock held by BAT, FBL, Allstate and Teachers (which is covered by such registration rights), see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                      Page
                                                                      ----
     a.   (1)   Financial Statements
                --------------------
                The following financial statements are
                included in Part II, Item 8 of this Annual
                Report on Form 10-K:

                Report of Independent Public Accountants
                as of December 31, 1995, 1994 and 1993                F-2

                Consolidated Balance Sheets, December 31,
                1995 and 1994                                         F-3 - F-4

                Consolidated Statements of Operations,
                Years Ended December 31, 1995, 1994 and
                1993                                                  F-5

                Consolidated Statements of Changes in
                Shareholders' Deficit, Years Ended
                December 31, 1995, 1994 and 1993.                     F-6

                Consolidated Statements of Cash Flows,
                Years Ended December 31, 1995, 1994 and
                1993.                                                 F-7

                Notes to Consolidated Financial Statements.           F-8 - F-16

     a.   (2)   Schedules
                ---------
                The   following   schedules  for  the  Years  Ended
                December 31, 1995, 1994 and 1993 are submitted herewith:

                Schedule II - Valuation and Qualifying
                Accounts                                              S-1

                All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     a.   (3)   Exhibits
                --------
                The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index annexed hereto and incorporated by reference.

          (b) REPORTS ON FORM 8-K There were no reports on Form 8-K filed during the last quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE LEHIGH GROUP INC.

                                        By: /S/ SALVATORE J. ZIZZA
                                            ----------------------
                                            Salvatore J. Zizza
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Salvatore J. Zizza         Chairman of the Board Director    March 29, 1996
- ----------------------------   and President Chief Executive
Salvatore J. Zizza             Officer (Chief Financial Officer)

/S/ Robert A. Bruno            Vice President, General Counsel,  March 29, 1996
- ----------------------------   Secretary and Director
Robert A. Bruno

/S/ Richard L. Bready          Director                          March 29, 1996
- ----------------------------
Richard L. Bready

                               Director
- ----------------------------
Charles A. Gargano

                               Director
- ----------------------------
Anthony F.L. Amhurst

/S/ Salvatore M. Salibello     Director                          March 29, 1996
- ----------------------------
Salvatore M. Salibello

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                    PAGE

Report of  Independent  Certified  Public  Accountants as of
  December 31, 1995, 1994 and 1993                                   F-2

Consolidated Balance Sheets, December 31, 1995 and 1994          F-3 and F-4

Consolidated Statements of Operations,  Years Ended December
  31, 1995, 1994 and 1993                                            F-5

Consolidated  Statements of Changes in Shareholders' Equity,
  (Deficit) Years Ended December 31, 1995, 1994 and 1993             F-6

Consolidated  Statements of Cash Flows, Years Ended December
  31, 1995, 1994 and 1993                                            F-7

Notes to Consolidated Financial Statements                       F-8 to F-16

Schedules, Years Ended December 31, 1995, 1994 and 1993

  II - Valuation and Qualifying Accounts                             S-1

All  other   schedules  are  omitted  because  the  required
information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of
The Lehigh Group Inc.:

We have audited the accompanying consolidated balance sheets of The Lehigh Group Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Lehigh Group Inc. and subsidiaries at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                        /S/ BDO Seidman, LLP
                                        ----------------------------------------
                                        BDO Seidman, LLP

New York, New York
March 4, 1996,  except as to Note 3,
which is as of March 28, 1996

THE LEHIGH GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                     1995                 1994
- --------------------------------------------------------------------------------
                                        (in thousands except for per share data)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                          $  347                 $  925
Accounts receivable, net of allowance for           4,335                  4,611
  doubtful accounts of $174 and $275
Inventories, net                                    1,823                  1,745
Prepaid expenses and other current assets              22                     22
                                                   ------                 ------

  Total current assets                              6,527                  7,303

Property, plant and equipment, net of                  61                    105
  accumulated depreciation and amortization
  (Note 5)

Other assets                                           34                     33
                                                   ------                 ------

  TOTAL ASSETS                                     $6,622                 $7,441
                                                   ======                 ======




The accompanying notes to consolidated financial statements are an integral part of these financial statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                     1995                 1994
- --------------------------------------------------------------------------------
                                        (in thousands except for per share data)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of long-term debt (Note 6)        $    510          $    519
Note payable-bank (Note 6)                                360               360
Accounts payable                                        1,839             1,911
Accrued expenses and other current liabilities          1,381             1,280
                                                     --------          --------

  Total current liabilities                             4,090             4,070
                                                     --------          --------

Long-term debt, net of current maturities (Note         2,080             2,361
  6)                                                 --------          --------

Deferred credit applicable sale of discontinued           250               500
  operations (Note 4)                                --------          ---------


Commitments and Contingencies (Notes 3, 6 and 8)

SHAREHOLDERS' EQUITY (NOTE 7):

Preferred stock, par value $.001; authorized
  5,000,000 shares, none issued                            --                --

Common  stock,  par  value  $.001  authorized
  shares  100,000,000,   in  1995  and  1994;
  shares  issued  10,339,250 in 1995 and 1994
  which  excludes   3,016,249  and  3,015,893
  shares held as treasury stock in 1995 and
  1994, respectively                                       11                11
Additional paid-in capital (Note 10)                  106,594           106,594
Accumulated deficit from January 1, 1986             (104,749)         (104,441)
Treasury stock - at cost                               (1,654)           (1,654)
                                                     --------          --------
         Total shareholders' equity                       202               510
                                                     --------          --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  6,622          $  7,441
                                                     ========          ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                           1995                   1994                   1993
- ------------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands except for per share data)
Revenues earned                                                    $ 12,105               $12,247                $12,890

Costs of revenues earned                                              8,628                 8,577                  9,150
                                                                   --------               -------                -------
Gross Profit                                                          3,477                 3,670                  3,740

Selling, general and administrative expenses                          3,994                 4,187                  4,153
                                                                   --------               -------                -------

Operating loss                                                         (517)                 (517)                  (413)
                                                                   --------               -------                -------
Other income (expense):
   Interest expense                                                    (433)                 (398)                  (424)
   Interest and other income (Note 6)                                   392                   505                    587
                                                                   --------               -------                -------
                                                                        (41)                  107                    163
                                                                   --------               -------                -------
Loss before discontinued operations and
   extraordinary item                                                  (558)                 (410)                  (250)
Income from discontinued operations (Note 4)                            250                 5,000                  2,074
                                                                   --------               -------                -------
Income (loss) before extraordinary item                                (308)                4,590                  1,824
Extraordinary item:
   Gain on early extinguishment of debt (Note 6)                         --                    --                  1,997
                                                                   --------               -------                -------

Net income (loss)                                                  $   (308)              $ 4,590                $ 3,821
                                                                   ========               =======                =======

Earnings per share - Primary and Fully Diluted
- ----------------------------------------------

   Loss before discontinued operations and
         extraordinary item                                        $  (0.05)              $ (0.04)               $ (0.03)
   Income from discontinued operations                                 0.02                  0.49                   0.24
   Income (loss) before extraordinary item                            (0.03)                 0.45                   0.21
   Net Income (loss)                                                  (0.03)                 0.45                   0.43

Weighted average Common Shares
and share equivalents outstanding
- ---------------------------------

   Primary and Fully diluted                                       10,339,250             10,169,000             8,825,000
                                                                   ==========             ==========             =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 1995, 1994 and 1993
- ------------------------------------------------------------------------------------------------------------------------------------
                              (in thousands)
                                 Preferred
                                   Stock           Common Stock
                              --------------   ---------------------
                                                             Number               Additional                    Treasury
                                 Number of                     of                   Paid-In     Deficit From    Stock At
                                   Shares        Amount      Shares     Amount      Capital     Jan. 1, 1986      Cost       Total
                               -------------   --------      -------    ------    ----------    ------------    ---------   --------
Balance December 31, 1992                 --          --     10,978          11       69,454      (112,852)       (1,654)   (45,041)

Exchange of Class A and B
notes in connection with
sale of subsidiary                                           (3,320)                  36,121                                 36,121

Net Income                                --          --         --          --                      3,821                    3,821
                                       -----       -----      -----     -------        -----        ------        -------      -----

Balance December 31, 1993                 --         $--      7,658         $11     $105,575     $(109,031)      $(1,654)   $(5,099)

Issuance of common stock in
connection with private
placement                                                     2,681                    1,019                                  1,019

Net Income                                --          --         --          --                      4,590             --     4,590
                                       -----       -----      -----     -------        -----         -----        -------     -----

Balance December 31, 1994                 --         $--     10,339          11     $106,594     $(104,441)      $(1,654)    $  510
                                          ==         ===     ======         ===     ========     ==========      ========    =======

Net Loss                                  --          --         --          --                    $  (308)            --   $  (308)
                                       -----       -----      -----     -------        -----       --------       -------   --------

Balance December 31, 1995                 --         $--     10,339          11     $106,594     $(104,749)      $(1,654)    $  202
                                          ==         ===     ======         ===     ========     ==========      ========    =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 11)

Years Ended December 31,                                                     1995             1994              1993
- ------------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Cash flows from operating activities:
  Net income (loss)                                                       $  (308)          $ 4,590           $ 3,821
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Gain on early extinguishment of debt                                       --                --            (1,997)
    Depreciation and amortization                                              65                59                95
    Provision for doubtful accounts receivable                                 --                --               (85)
    Deferred credit applicable to sale of discontinued
      operations                                                             (250)           (5,000)           (1,760)

  Changes in assets and liabilities:
    Accounts receivable                                                       276                93              (493)
    Inventories                                                               (78)             (108)              255
    Prepaid expenses and other current assets                                  55               423
    Other assets                                                               (1)                6                12
    Net assets applicable to discontinued operations                           --                --               713

    Accounts payable                                                          (72)               64              (217)
    Accrued expenses and other current liabilities                            101                81              (695)
                                                                          -------           -------           -------
    Net cash provided by (used in) operating
      activities                                                             (267)             (160)               72
                                                                          -------           -------           -------
Cash flows from investing activities:
    Capital expenditures                                                      (21)              (39)              (24)

Cash flows from financing activities:
    Repayment of capital leases                                               (20)               (3)              (19)
    Net payments under bank debt                                             (270)             (360)             (430)
    Net proceeds from sale of stock and subsidiary                             --             1,019               750
                                                                          -------           -------           -------

    Net cash provided by (used in) financing activities                      (290)             (656)             (301)
                                                                          -------           -------           -------

Net change in cash and cash equivalents                                      (578)              457               349
Cash and cash equivalents at beginning of period                              925               468               119
                                                                          -------           -------           -------

Cash and cash equivalents at end of period                                $   347           $   925           $   468
                                                                          =======           =======           =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

1 - GENERAL

         The Lehigh Group Inc. (the "Company"), through its wholly owned subsidiary, HallMark Electrical Supplies Corp. ("HallMark"), is engaged in the distribution of electrical supplies for the construction industry both domestically (primarily in the New York Metropolitan area) and for export. HallMark was acquired by the Company in December 1988. HallMark's sales include electrical conduit, armored cable, switches, outlets, fittings, panels and wire which are purchased by HallMark from electrical equipment manufacturers in the United States. Approximately 60% of HallMark's sales are domestic and 40% are export. Export sales are made by sales agents retained by HallMark. Distribution is made in approximately 26 countries including Bermuda, Costa Rica, Venezuela, Columbia, Ecuador and Panama. Since November 1, 1992, HallMark's export business has been conducted primarily from Miami, Florida.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES - Inventories are stated at the lower of cost or market using a first-in, first-out basis to determine cost. Inventories consist of electrical supplies held for resale.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements are provided over the life of each respective lease.

INCOME TAXES - In 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes typically includes Federal, state and local income taxes currently payable and those deferred because of temporary timing differences between the financial statement and tax bases of assets and liabilities. The financial statements do not include a provision for income taxes due to the Company's net operating losses.

EARNINGS PER SHARE - Earnings per common share is calculated by dividing net income (loss) applicable to common shares by the weighted average number of common shares and share equivalents outstanding during each period. Excluded from fully diluted computations are certain stock options granted (12,000,000 options which are contingently exercisable pending the occurrence of certain future events).

TREASURY STOCK - Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to capital with losses in excess of previously recorded gains charged directly to retained earnings.

STOCK OPTIONS - During 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock- Based Compensation" was issued. The Company has not elected early adoption which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company expects to select the option to continue the use of the current intrinsic value method.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

LONG-LIVED ASSETS - During 1995, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived-Assets to be Disposed Of," was issued. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value at December 31, 1995, because of the relative short maturities of these instruments. It is not possible to presently determine the market value of the long term debt and notes payable given the Company's current financial condition.

STATEMENTS OF CASH FLOWS - Cash equivalents include time deposits with original maturities of three months or less.

REVENUE RECOGNITION - Revenue is recognized when products are shipped or when services are rendered.

PRESENTATION OF PRIOR YEARS DATA - Certain reclassifications have been made to conform prior years data with the current presentation.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)


3 - SALE OF SUBORDINATED DEBENTURE

         On March 28, 1996, the Company issued a $300,000 subordinated debenture to Macrocom Investors, LLC. The debenture includes interest at 2% per annum over the prime lending rate of Chase Manhattan Bank, N.A. payable monthly commencing May 1996. The principal balance is payable April 1, 1998. The debenture granted the lender a five year warrant to purchase a number of shares equal to $300,000 divided by the price equal to the average closing bid price of the Company's common stock for the ten business days prior to the date of closing of the financing. The debenture contains various restrictions on the Company and is secured by 100% of the outstanding common stock of the Company's wholly-owned subsidiary, HallMark Electrical Supplies Corp. The Company has entered into an agreement with a financial services company to use its best efforts to raise an additional $450,000 under the same terms and conditions. Management believes that the proceeds of the $300,000 subordinated debenture combined with current working capital will be sufficient to fund the Company's operations for the balance of 1996.

4 - DISCONTINUED OPERATIONS

         On December 31, 1991, the Company sold its right, title and interest in the stock of the various subsidiaries which made up its discontinued interior construction and energy recovery business segments subject to existing security interests. The excess of liabilities over assets of subsidiaries sold amounted to approximately $9.6 million. Since 1991, the Company has reduced this deferred credit (the reduction is shown as income from discontinued operations) due to the successful resolution of the majority of the liabilities for amounts significantly less than was originally recorded. The deferred credits were reduced as follows:

                         1992                     $ 2,376
                         1993                     $ 1,760
                         1994                     $ 5,000
                         1995                     $   250

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)


5 - PROPERTY, PLANT AND EQUIPMENT

                                         December 31
                                  ---------------------          Estimated
                                    1995         1994           Useful Lives
                                  --------     --------   ----------------------

Machinery and equipment             $ 475        $  469         3 to 5 years
Leasehold improvements                285           270       Term of leases
                                    -----         -----
                                      760           739

Less accumulated depreciation and
   amortization                      (699)         (634)
                                    -----         -----
                                    $  61         $ 105
                                    =====         =====


6 - LONG-TERM DEBT

                                                              December 31,
                                                      --------------------------
                            INTEREST RATE               1995              1994
                            -------------

Subordinated Debentures        14-7/8%               $    400         $    400
Senior Subordinated Notes      13-1/2%                    100              100
Note Payable                    10.56%                  2,440            2,710
Other Long-Term Debt           Various                     10               30

                                                     --------         --------
                                                        2,950            3,240

Less Current Portion                                     (870)            (879)
                                                     --------         --------
   Total Long-Term Debt                              $  2,080         $  2,361
                                                     ========         ========



         SUBORDINATED DEBENTURES AND SENIOR SUBORDINATED NOTES

         On March 15, 1991, pursuant to a restructuring done by the Company (the "1991 Restructuring"), the holders of $8,760,000 principal amount of the 14-7/8% Debentures exchanged such securities, together with the accrued but unpaid interest thereon, for $2,156,624 principal amount of Class B Notes and 53,646,240 shares of Common Stock. Additionally, the holders of $33,840,000 principal amount of the 13-1/2% Notes exchanged such securities, together with the accrued but unpaid interest thereon, for $8,642,736 principal amount of Class B Notes and 212,650,560 shares of Common Stock.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

         The Company was in default of certain covenants to the holders of Class A Notes and Class B Notes (the "Notes") at December 31, 1992 and 1991 and, as a consequence, the Notes were classified as current in the 1992 and 1991 Financial Statements. The Company continues to be in default in the payment of interest (approximately 635,000 and $482,000 of interest is past due as of December 31, 1995 and 1994) on the $500,000 principal amount of 13-1/2% Notes and 14-7/8% Debentures that were not tendered in the Company's 1991 Restructuring. In May 1993 the Company reached an agreement (the "1993 Restructuring") whereby participating holders of the Notes ("Noteholders") surrendered their Notes, together with a substantial portion of their Common Stock, and, in exchange therefore, the Noteholders acquired, through a newly formed corporation ("LVI Holding"), all of the stock of LVI Environmental Services Group Inc. ("LVI Environmental"), a subsidiary of the Company that conducted its asbestos abatement operations. Management of LVI Environmental have a minority equity interest in LVI Holding. As a consequence, the Company's outstanding consolidated indebtedness was reduced from approximately $45.9 million to approximately $3.6 million (excluding approximately $120,944 of indebtedness under Class B Notes that LVI Holding agreed to pay in connection with the 1993 Restructuring but for which the Company remains liable). Since the Noteholders were also principal stockholders of the Company, the gain from this transaction, net of the carrying value of LVI Environmental, was credited directly to additional paid-in capital.

         In accordance with Statement of Financial Accounting Standards No. 15, the Class A Notes and the Class B Notes were carried on the consolidated balance sheet at the total expected future cash payments (including interest and principal) specified by the terms of the Notes. A gain on early extinguishment of debt occurred as a result of the carrying amounts of the 13-1/2% Notes, 14-7/8% Debentures and Senior Secured Notes (including accrued but unpaid interest and unamortized deferred financing costs) being greater than the fair market value of the common stock issued, the net assets transferred to a liquidating trust, and total expected future cash payments of the Class A Notes and Class B Notes, net of direct restructuring costs.

         Included in interest and other income in 1995 is approximately $380,000 of other income which represents an adjustment to the value of certain items which relate to the Company's 1991 Restructuring.

         The  Company  continues  to be in  default in the  payment of  interest
(approximately $635,000 and $482,000 at December 31, 1995 and 1994, respectively) and principal of the $500,000 on the 13-1/2 Notes and 14-7/8 Debentures not tendered in the Company's 1991 Restructuring. The principal of $500,000 is included as current maturities of long term debt and the unpaid interest is included in accrued expenses and other current liabilities.

         NOTE PAYABLE

         On June 30, 1993, HallMark restructured its revolving credit facility as an installment loan. The loan is collateralized by the inventory and receivables at HallMark. Monthly principal payments of $30,000 are due through December 31, 1998 and the final payment is due on January 31, 1999. Payments on the Note are due as follows:

                       1996                        360
                       1997                        360
                       1998                        360
                       1999                      1,360

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

7 - INCOME TAXES

         At December 31, 1995, the Company had a net deferred tax asset amounting to approximately $1.6 million. The net deferred tax asset consisted primarily of net operating loss ("NOL") carryforwards, and temporary differences resulting from inventory and accounts receivable reserves, and it is fully offset by a valuation allowance of the same amount.

         The Company did not have Federal taxable income in 1995, 1994, and 1993 and, accordingly, no Federal taxes have been provided in the accompanying consolidated statements of operations. As of December 31, 1995, the Company had NOL carryforwards of approximately $4.5 million expiring through 2010.

8 - COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company and its subsidiaries lease machinery, office and warehouse space, as well as certain data processing equipment and automobiles under operating leases. Rent expense aggregated $177,336, $148,000, and $191,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

         Future minimum annual lease commitments, primarily for office and warehouse space, with respect to noncancellable leases are as follows:

                        1996                                103
                        1997                                104
                        1998                                105
                        1999                                114
                        2000                                118
                  Thereafter                                433
                                                            ---

                                                         $  977

         In addition to the above, certain office and warehouse space leases require the payment of real estate taxes and operating expense increases.

         EMPLOYMENT AGREEMENTS

         On August 22, 1994 the Company and Mr. Salvatore Zizza entered into an employment agreement providing employment to Mr. Zizza through December 31, 1999 as President, Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $200,000.

         On January 1, 1995 the Company and Mr. Robert Bruno entered into an employment agreement providing employment to Mr. Bruno through December 31, 1999 as Vice President and General Counsel of the Company at an annual salary of $150,000. The agreement calls for deferral of $50,000 of Mr. Bruno's salary each year until the Company's annual revenues exceed $25 million. The $50,000 deferral has not been accrued due to uncertainty regarding the Company achieving $25 million in sales.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

         LITIGATION

         The State of Maine and Bureau of Labor Standards commenced an action against the Company and Dori Shoe Company (an indirect former subsidiary) to recover severance pay under Maine's plant closing law. The case was tried without a jury on December 12 and 13, 1994 in Maine Superior Court. Under that law, an "employer" who shuts down a large factory is liable to the employees for severance pay at the rate of one week's pay for each year of employment. Although the law did not apply to the Company at the time that the Dori Shoe plant was closed it was amended so as to arguably apply to the Company retroactively.

         In a prior case brought against the Company (then known as Lehigh Valley Industries) and its former subsidiary under the Maine severance pay statute prior to its amendment the Company was successful against the State of Maine (see CURTIS V. LOREE FOOTWEAR AND LEHIGH VALLEY INDUSTRIES, 516 A. 2d 558 (Me. 1986)).

         The Superior Court by decision docketed April 10, 1995 entered judgement in favor of the former employees of Dori Shoe Company against Dori Shoe and the Company in the amount of $260,969. plus prejudgment interest and reasonable attorneys' fees and costs to the Plaintiff upon their application pursuant to Maine Rules of Civil Procedure 54(b) (3) (d). Interest and other fees are approximately $100,000 at December 31, 1995. The Company filed a timely appeal appealing the decision and the matter was argued before the Maine Supreme Judicial Court on December 7, 1995. The Company's attorneys in Maine believe that the application of Maine's amended severance pay statute is unconstitutional under both the Maine and United States constitutions. Since the Company's appeal, no further action has taken place. Approximately $350,000 has been accrued for by the Company relating to this judgement.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

9 - STOCK OPTIONS

         The following table contains information on stock options for the three year period ended December 31, 1995:

                                                                            Exercise price             Weighted average
                                                  Option shares             range per share                 price
- -----------------------------------------------------------------------------------------------------------------------------
Outstanding, January 1, 1993                            0                          0                          0

Granted                                                 0                          0                          0

Exercised                                               0                          0                          0
- -----------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1993                          0                          0                          0

Granted                                            10,250,000*              $0.50 to $1.00                  $0.72

Exercised                                               0                          0                          0

Forfeited                                               0                          0                          0


Outstanding, December 31, 1994                     10,250,000               $0.50 to $1.00                  $0.72

Granted                                               295,000                    $0.50                      $0.50

Exercised                                               0                          0                          0

Forfeited                                               0                          0                          0
- -----------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1995                        295,000                    $0.50                      $0.50
=============================================================================================================================

*Excludes warrants to purchase 7,750,000 shares of stock.

Exercisable at year end

         1993                      0

         1994                      4,250,000*

         1995                      4,545,000*

*Excludes warrants to purchase 1,750,000 shares of stock.

Twelve million of the eighteen million options and warrants granted in 1994 are contingently exercisable pending the occurrence of certain future events. These events include the Company acquiring any business with annual revenues in the year immediately prior to such acquisition of at least $25 million dollars. The occurrence of this event as well as certain other events will constitute the measurement date for those options and the Company will recognize as compensation the difference between measurement date price and the granted price.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

10 - SIGNIFICANT CUSTOMER

Sales to a customer accounted for approximately 25%, 22%, and 12% for years ended December 31, 1995, 1994 and 1993, respectively. This customer accounted for approximately 21% and 15 % of accounts receivable on December 31, 1995 and 1994, respectively.

11 - SUPPLEMENTARY INFORMATION

Statements of Cash Flows
- ------------------------
                             Years ended December 31
                             -----------------------
                                             1995          1994         1993
                                             ----          ----         ----
 Cash paid during the year for:
   Interest                                  $278          $264         $269
   Income taxes                                12            78            5


Supplemental disclosure of non-cash financing activities:

DECEMBER 31, 1995

Accounts payable and operating loss were both reduced by approximately $380,000 relating to an adjustment to he value of certain items which relate to the Company's 1991 Restructuring.

DECEMBER 31, 1993

As a result of the 1993 Restructuring, 100% of the Class A Notes and over 97% of the Class B Notes (the "Notes") of NICO Inc., a wholly owned subsidiary of the Company, were surrendered to the Company together with 3 million shares of common stock and, in exchange therefore, participating holders of such Notes acquired through a newly formed corporation, all of the stock of LVI Environmental Services Group Inc. The Company's consolidated indebtedness was thereby reduced from approximately $45.9 million to approximately $3.6 million.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1995, 1994 and 1993
                          (Dollar Amounts in Thousands)

                                                         Balance at   Charged to
                                                         Beginning    Costs and     Charged to        Other Charges     Balance at
December 31,          Description                        of Year      Expenses    Other Accounts      Add (Deduct)      End of Year
- -----------------------------------------------------------------------------------------------------------------------------------

  1995        Allowance for doubtful
               accounts                                  $  275           --                  --          (101)         $  174

              Inventory obsolescence reserve             $  158           --                  --                        $  158


  1994        Allowance for doubtful
               accounts                                  $  300           --                  --           (25)         $  275

              Inventory obsolescence reserve             $  182           --                  --           (24)         $  158


  1993        Allowance for doubtful
               accounts                                  $  385          (85)                 --            --          $  300

              Inventory obsolescence reserve             $  406           --                  --          (224)         $  182

                                  EXHIBIT INDEX

EXHIBIT

3(a) Restated Certificate of Incorporation, By-Laws and Amendments to By-Laws (incorporated by reference to Exhibits A and B to Company's Annual Report on Form 10-K for the year ended December 31, 1970. Exhibits 3 and 1, respectively, to Company's Current Reports on Form 8-K dated September 8, 1972 and May 9, 1973, and Exhibit to Company's Current Report on Form 8-K dated October 10, 1973, and Exhibit 3 to Company's Annual Report on Form 10-K for the year ended December 31, 1980).

3(b) Certificate of Amendment to Restated Certificate of Incorporation dated September 30, 1983 (incorporated by reference to Exhibit 4(a) to Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1985).

3(c)                   Certificate  of  Amendment  to  Restated  Certificate  of
                       Incorporation of Company filed with the Secretary of State of the State of Delaware on October 31, 1985 (incorporated by reference to Exhibit 4(c) to Company's Current Report on Form 8-K dated November 7, 1985).

3(d)                   Certificate  of  Amendment  to  Restated  Certificate  of
                       Incorporation of Company filed with the Secretary of State of the State of Delaware on January 2, 1986 (incorporated by reference to Exhibit 3(d) to Company's Annual Report on Form 10-K for the year ended December 31, 1985).

3(e)                   Certificate  of  Amendment  to  Restated  Certificate  of
                       Incorporation of Company filed with the Secretary of State of the State of Delaware on June 4, 1986 (incorporated by reference to Exhibit 4(a) to Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1986).

3(f) By-Laws of Company, as amended to date (incorporated by reference to Exhibit 3(f) to Company's Annual Report on Form 10-K for the year ended December 31, 1990).

3(g)                   Certificate  of  Amendment  to  Restated  Certificate  of
                       Incorporation of Company filed with the Secretary of State of the State of Delaware on March 15, 1991 (incorporated by reference to Exhibit 3(g) to Company's Annual Report on Form 10-K for the year ended December 31, 1990).

3(h) Certificate of Amendment to Certificate of Incorporation of Company filed with the Secretary of State of the State of Delaware on December 27, 1991 (incorporated by reference to Exhibit 3(h) to Company's Annual Report on Form 10-K for the year ended December 31, 1991).

3(i) Certificate of Amendment to Certificate of Incorporation of Company filed with the Secretary of State of the State of Delaware on January 27, 1995 (incorporated by reference to Exhibit 3(i) to Company's Annual Report on Form 10-K for the year ended December 31, 1994).

4(a) Form of Indenture, dated as of October 15, 1985, among Registrant, NICO, Inc. and J. Henry Schroder Bank & Trust Company, as Trustee, including therein the form of the subordinated debentures to which such Indenture relates (incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated November 7, 1985).

4(b) Amendment to Indenture dated as of March 14, 1991 referenced to in Item 4(b)(1) (incorporated by reference to Exhibit 4(b)(2) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

4(c) Indenture dated as of March 15, 1991 (the "Class B Note Indenture") among the Company, NICO, the guarantors signatory thereto, and Continental Stock Transfer and Trust Company, as Trustee, pursuant to which the 8% Class B Senior Secured Redeemable Notes due March 15, 1999 of NICO were issued together with the form of such Notes (incorporated by reference to Exhibit 4(i) to Company's Annual Report on Form 10-K for the year ended December 31, 1990).

4(d) First Supplemental Indenture dated as of May 5, 1993 between NICO and Continental Stock Transfer & Trust Company, as trustee under the Class B Note Indenture (incorporated by reference to Exhibit 4(h) to Company's Annual Report on Form 10-K for the year ended December 31, 1993).

4(e) Form of indenture between the Company, NICO and Shawmut Bank, N.A., as Trustee, included therein the form of Senior Subordinated Note due April 15, 1998 (incorporated by reference to Exhibit 4(b) to Amendment No. 2 to Company's Registration Statement on Form S-2 dated May 13, 1988).

10(a) Guaranty of LVI Environmental dated as of May 5, 1993 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10(b) Indemnification Agreement dated as of May 5, 1993 among LVI Environmental, Company and certain directors and officers of Company (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10(c) Assumption Agreement dated as of May 5, 1993 among Company, NICO and LVI Holding for the benefit of holders of certain securities of Hold-Out Notes (as defined therein) (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10(d) Exchange Offer and Registration Rights Agreement dated as of March 15, 1991 made by the Company in favor of those persons participating in the Company's exchange offers (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K/A Amendment #2 for the year ended December 31, 1993).

10(e)                  Employment  Agreement  between  Company and  Salvatore J.
                       Zizza dated August 22, 1994 (incorporated by reference to
                       Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(f) Options of Mr. Zizza to purchase an aggregate of 10,250,000 shares of Common Stock of the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(g) Registration Rights Agreement dated as of August 22, 1994 between Mr. Zizza and the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(h) Consulting Agreement dated as of August 22, 1994 between Dominic Bassani and the Company (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(i)                  Warrants  of Mr.  Bassani to  purchase  an  aggregate  of
                       7,750,000   shares  of  Common   Stock  of  the   Company
                       (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(j) Registration Rights Agreement dated as of August 22, 1994 between Mr. Bassani and the Company (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(k) Form of Registration Rights Agreement dated as of August 22, 1994 among the Company and the investors in the Private Placement (incorporated by reference to Exhibit
                       10.7 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission in September
                       1994).

10(l) Warrant of Goldis Financial Group, Inc. to purchase an aggregate of 386,250 shares of Common Stock of the Company (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(m)                  Employment  Agreement  between  the Company and Robert A.
                       Bruno dated January 1, 1995.

10(n) Subordinated debenture dated March 28, 1996 between the Company and Macrocom Investors, LLC.

21                     Subsidiaries of the Company.

27 Financial Data Schedule to the Company's 10-K for the year ended December 31, 1995.


The Company will provide a copy of any of the exhibits included in this Annual Report on Form 10-K upon written request and payment of a fee to cover the reasonable expense of furnishing such exhibits to The Lehigh Group Inc., 810 Seventh Avenue, New York, New York, 10019, Attention: Secretary (Telephone:(212) 333-2620).