Form 10-Q
period 1996-03-31
LEHIGH GROUP INC
filed 1996-05-15
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For Quarter Ended March 31, 1996...Commission File Number 1-155

                             THE LEHIGH GROUP INC.

             (Exact name of Registrant as specified in its charter)

      Delaware                                            13-1920670
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

  810 Seventh Avenue, New York, NY                                10019
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (212) 333-2620
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES     /X/      NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at May 1, 1996
            -----                                 --------------------------
Common Stock, par value                                10,339,250 shares
    $.001 per share

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                          Number

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations -
            Three Months Ended March 31, 1996 and 1995                     1

            Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995                           2-3

            Consolidated Statement of Changes in
            Shareholder Equity
            Three Months Ended March 31, 1996 and 1995                     4

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995                     5

            Notes to Consolidated Financial Statements                     6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  7-8


PART II.    OTHER INFORMATION



  Item 1.   Legal Proceedings                                              9

  Item 3.   Defaults upon Senior Securities                                9

  Item 6.   Exhibits and Reports on Form 8-K                               9

                         PART I - FINANCIAL INFORMATION
                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Three Months Ended March 31,                                 1996                 1995
- --------------------------------------------------------------------------------------
Revenues earned                                           $ 3,120             $  2,522

Cost of revenues earned                                     2,203                1,706
                                                         ---------           ---------
  Gross profit                                                917                  816

Selling, general and administrative expenses                  994                1,093
                                                         ---------           ---------
  Operating loss                                              (77)                (277)

Other income (expense):
  Interest expense                                            (107)                (107)
  Interest and other income                                     3                   19
                                                        ----------           ---------
                                                              (104)                 (88)

Loss before income taxes                                      (181)                (365)
Income taxes                                                  --                     2
                                                       -----------           ---------


  Net Loss                                                $   (181)            $   (367)
                                                          =========            =========

Loss per share-Primary and Fully Diluted

  Net Loss                                                $  (0.02)             $ (0.04)


Weighted average Common Shares
 and share equivalents outstanding

 Primary and Fully diluted                             10,339,250            10,339,250
                                                       ==========            ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    March 31,     December 31,
                                                      1996           1995
                                                      ----           ----
                                                   (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                         $    518        $   347
  Accounts receivable, net of
   allowance for doubtful
   accounts of $174 and $275                           4,350          4,335
  Inventories, net                                     1,802          1,823
  Prepaid expenses and other current assets               43             22
                                                 -----------      ---------

       Total current assets                            6,713          6,527

  Property, plant and equipment, net of
   accumulated depreciation and
    amortization                                          50             61


  Other assets                                            35             34
                                                 -----------     ----------

         Total assets                            $     6,798     $    6,622
                                                 ===========     ==========





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      March 31,            December 31,
                                                                        1996                 1995
                                                                        ----                 ----
                                                                     (Unaudited)            (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt                                  $     506             $     510
Notes payable-banks                                                         360                   360
Accounts payable                                                          1,916                 1,839
Accrued expenses and other liabilities                                    1,455                 1,381
                                                                      ----------            ---------

        Total current liabilities                                         4,237                 4,090
                                                                      ----------            ---------

Long-term debt, net of current maturities                                 2,290                 2,080
                                                                      ----------            ---------

Deferred credit applicable to sale of
  discontinued operations                                                   250                   250
                                                                      ----------            ---------

Commitments and contingencies                                               --                     --

Preferred stock, par value $.001; authorized 5,000,000 shares none issued

Common stock, par value $.001
 authorized shares 100,000,000
 shares issued 10,339,250 in 1995 and
 1994 which excludes 3,016,249 shares held
 as treasury stock in 1995 and 1994,                                         11                    11
Additional paid-in capital                                              106,594               106,594
Accumulated deficit from January 1, 1986                                (104,930)             (104,749)
Treasury stock - at cost                                                  (1,654)               (1,654)
                                                                      -----------           -----------
        Total shareholders' equity                                           21                   202
                                                                     -----------           ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $    6,798            $    6,622
                                                                     ===========           ==========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                               Additional       Accumulated       Treasury
                                 Common        Paid in          Deficit From      Stock
                                  Stock        Capital          Jan. 1, 1986      At Cost              Total
                                 --------      --------         ------------      -------             -------
Balance January 1, 1995          $    11        $106,594        $(104,441)          $ (1,654)          $   510


Net loss                                                             (367)                                (367)



Balance March 31, 1995           $    11        $106,594        $(104,808)          $ (1,654)          $   143
                                 ========       ========        ==========          =========          =======




Balance January 1, 1996          $    11        $106,594        $(104,749)          $ (1,654)          $   202


Net loss                                                             (181)                                (181)

                                 ========       ========        ==========          =========          =======

Balance March 31, 1996           $    11        $106,594        $(104,930)          $ (1,654)          $    21
                                 ========       ========        ==========          =========          =======



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Three Months Ended March 31,                                                  1996               1995
- ------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Cash flows from operating activities:
  Net income loss                                                    $    (181)            $    (367)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                                             11                    15
  Changes in assets and liabilities:
     Accounts Receivable                                                   (15)                  537
     Inventories-net                                                        21                   (93)
     Prepaid and other current assets                                      (21)                  (50)
     Other assets                                                           (1)                   (1)
     Accounts payable                                                       77                  (269)
     Accrued expenses                                                       74                   (15)
                                                                      ---------             ---------

     Net cash used in investing activities                                 (35)                 (243)
                                                                      ---------              --------

Cash flows from investing activities:
  Capital expenditures                                                     -                      (2)

     Net cash provided by (used in) investing activities                    (1)                   (3)
                                                                      ---------             ---------

Cash flows from financing activities:
  Net payments under bank debt                                             (90)                  (90)
  Repayment of Capital leases                                               (4)                   (5)
  Subordinated Debenture                                                  300                     -
                                                                      ---------             ---------
     Net cash provided by (used in) financing activities                  206                    (95)
                                                                     ---------              ---------

Net changes in cash                                                       171                   (340)
Cash at beginning of period                                               347                    925
                                                                     ---------             ---------

Cash at end of period                                                $    518              $     585
                                                                     =========             --=======



The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The financial information for the three months ended March 31, 1996 and 1995 is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1995 Report on Form 10-K.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Loss per common share is calculated by dividing net loss by the weighted average number of common shares and share equivalents outstanding. For the periods presented, there were no common stock equivalents included in the calculation, since they would be antidilutive.


2.  SUPPLEMENTARY SCHEDULE

                                                        1996              1995
                                                        ----              ----
                                                           (in thousands)

Statement of cash flows
Three months ended March 31,

Cash paid during the three months for:
 Interest                                               $ 64              $ 71
Income taxes                                               4                 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER OF 1996 IN COMPARISON
WITH FIRST QUARTER OF 1995

      Revenues earned for the first quarter of 1996 were $3.1 million, an increase of $598,000 or 24% compared to the first quarter of 1995. This increase in revenues was due largely to an increase in export sales of $447,000 as a result of new markets that were open in Venezuela, Ecuador and Colombia. The increase in the export revenues is not indicative of expected future revenues.

      Gross profit as a percentage of revenues earned decreased to 29% in the first quarter of 1996, from 32% in the first quarter of 1995 as a result of increased competition in both the domestic and export markets.

      Selling, general and administrative expenses decreased by $99,000 in the first quarter of 1996 or 9% as compared to the first quarter of 1995. The decrease was due mostly to a reduction of legal fees.

      The factors discussed above resulted in an operating loss of $77,000 in the first quarter of 1996, as compared to an operating loss of $277,000 in the first quarter of 1995.

      There was no provision for income taxes in both 1996 and 1995 due to the Company's operating losses.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1996 the Company had working capital of $2.5 million (including cash of $518,000). At December 31, 1995 the Company had working capital of $2.4 million (including cash of $347,000).

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

      The Company continues to be in default in the payment of interest (approximately $677,248 interest is past due as of March 31, 1996) on the $500,000 principal amount of 13-1/2% Senior Subordinated Notes and 14-7/8% Subordinated Debentures remain outstanding.

      HallMark  has  an  installment  loan  which  requires  monthly   principal
payments, with the final principal payment due on January 31, 1999. The unpaid principal loan balance at March 31, 1996 was $2.3 million.

      On April 10, 1995 a judgment was entered against the Company for $260,969 plus interest and legal fees (see "Part II, Item 1 Legal Proceedings").

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company continues to be in default in the payment of interest (approximately $677,248 interest is past due as of March 31, 1996) on $500,000 principal amount of 13-1/2% Notes and 14-7/8 Debentures.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   EXHIBITS

               27        Financial Data Schedule

         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              THE LEHIGH GROUP INC.





                           By: /s/ Salvatore J. Zizza
                               ------------------------
                               Salvatore J. Zizza
                               Chairman of the Board, President
                               and Chief Executive Officer
                               and authorized officer






Dated:  May 6, 1996