Form 10-Q
period 1996-06-30
LEHIGH GROUP INC
filed 1996-08-14
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For Quarter Ended June 30, 1996...Commission File Number 1-155

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

                                                     YES /X/      NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at July 31, 1996
- -----------------------                            -----------------------------
Common Stock, par value                                 10,339,250 shares
    $.001 per share

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES

                                      INDEX                                Page
                                                                          Number
Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Statements of Operations -
                 Three Months Ended June 30, 1996 and 1995
                 and Six Months Ended June 30, 1996 and 1995              1

                 Consolidated Balance Sheets -
                 June 30, 1996 and December 31, 1995                      2-3

                 Consolidated Statements of Changes in
                 Shareholders' Equity (Deficit) - Six Months
                 Ended June 30, 1996                                      4

                 Consolidated Statements of Cash Flows-
                 Six Months Ended June 30, 1996 and 1995                  5

                 Notes to Consolidated Financial Statements               6

  Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            7-8


Part II.         OTHER INFORMATION

  Item 1.        Legal Proceeding                                         9

  Item 3.        Defaults upon Senior Securities                          9

  Item 6.        Exhibits and Reports on Form 8-K                         9

                         PART I - FINANCIAL INFORMATION
                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                           Three Months Ended          Six Months Ended
                                                                               June 30,                     June 30,
                                                                           ------------------          ----------------

                                                                              1996       1995             1996           1995
                                                                              ----       ----             ----           ----

Sales                                                                      $  2,868     $  3,070        $  5,988      $  5,592

Cost of Sales                                                                 1,998        2,144           4,201         3,850
                                                                            -------      -------         -------        ------
Gross profit                                                                    870          926           1,787         1,742

Selling, general and administrative expenses                                    970        1,060           1,969         2,154
                                                                            -------     --------         -------        ------
Operating loss                                                                 (100)        (134)           (182)         (412)


Other income (expense):
Interest expense                                                               (113)        (108)           (220)         (215)
Interest and other income                                                         4            5               7            24
                                                                            -------      -------          ------        ------
                                                                               (109)        (103)           (213)         (191)
Loss from continuing operations
before income taxes                                                            (209)        (237)           (395)         (603)

Income taxes                                                                      0            0               1             2
                                                                            -------      -------          ------        ------

Net loss                                                                       (209)        (237)           (396)         (605)
                                                                            =======      =======         =======      ========

Net loss per common share
From continuing operations before extraordinary item                       $   (.02)    $   (.02)       $   (.04)     $   (.06)


Net loss per common share                                                  $   (.02)    $   (.02)       $   (.04)     $   (.06)
                                                                            =======       ======          ======        ======


Weighted average number of common shares and share equivalents outstanding


Primary and Fully diluted                                                    10,339       10,339          10,339        10,339
                                                                             ======       ======          ======        ======

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                 June 30,           December 31,
                                                 1996                   1995
                                                -----------           ----------
                                                (Unaudited)           (Audited)
ASSETS

Current assets:

  Cash and cash equivalents                      $    453                $  347
  Accounts receivable, net of allowance
   for doubtful account of $170 and $275            4,469                 4,335
  Inventories, net                                  1,593                 1,823
  Prepaid expenses and other current assets            50                    22
                                                 --------                ------

       Total current assets                         6,565                 6,527

  Property, plant and equipment, net of
   accumulated depreciation and
    amortization                                       53                    61


  Other assets                                         35                    34

         Total assets                         $     6,653            $    6,622
                                              ===========            ==========




















The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       June 30,            December 31,
                                                                                        1996                 1995
                                                                                      (Unaudited)              (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Current maturities of long-term debt                                                   $    503             $     510
Notes payable-bank                                                                          360                   360
Accounts payable                                                                          1,998                 1,839
Accrued expenses and other liabilities                                                    1,536                 1,381
Income taxes payable                                                                      --                     --
                                                                                     -----------            ---------

        Total current liabilities                                                         4,397                 4,090
                                                                                     -----------            ---------

Long-term debt, net of current maturities                                                 2,200                 2,080

Deferred credit applicable to sale of
  discontinued operations                                                                   250                   250

Commitments and contingencies                                                                --                   --
                                                                                     -----------           ----------

Preferred stock, par value $.001; authorized
 5,000,000 shares none issued

Common stock, par value $.001 authorized shares 100,000,000 shares issued
 10,339,250 in 1995 and 1994; which excludes 3,016,249 shares held as
 treasury stock in 1995 and 1994,                                                            11                    11
Additional paid-in capital                                                              106,594               106,594
Accumulated deficit from January 1, 1986                                               (105,145)             (104,749)
Treasury stock - at cost                                                                 (1,654)               (1,654)
                                                                                      ----------           -----------

        Total shareholders' equity (deficit)                                               (194)                  202
                                                                                      ----------          ----------

        Total liabilities and shareholders' equity (deficit)                         $    6,653            $    6,622
                                                                                     ===========           ==========




The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                        IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                 (in thousands)




                                                   Additional        Accumulated                Treasury
                                  Common           Paid In           Deficit From               Stock
                                   Stock            Capital          Jan. 1, 1986               At Cost          Total
                                  ------           ----------        ------------               --------         -----

Balance January 1, 1995           $    11          $106,594          $(104,441)                 $(1,654)          $  510


Net loss                                                                  (605)                                     (605)
                                  ---------        ----------        ----------                 ----------       -------
Balance June 30, 1995             $    11          $106,594          $(105,046)                 $(1,654)          $  (95)
                                  ========         =========         ==========                 =========        ========







                                                   Additional        Accumulated                Treasury
                                  Common           Paid In           Deficit From               Stock
                                   Stock            Capital          Jan. 1, 1986               At Cost          Total
                                  ------           ----------        ------------               --------         -----

Balance January 1, 1996           $    11          $106,594           $104,749                  $(1,654)          $ 202


Net loss                                                                  (396)                                    (396)
                                  --------         --------          ----------                 ---------         ------
Balance June 30, 1996             $    11          $106,594          $(105,145)                 $(1,654)          $(194)
                                  ========         =========         ==========                 =========         ======













The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Six Months Ended June 30,                                                                    1996                1995
- ---------------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
Cash flows from operating activities:
  Net loss                                                                               $  (396)              $   (605)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                                                               18                     32
  Changes in assets and liabilities:
     Accounts Receivable                                                                    (134)                   544
     Inventories-net                                                                         230                    (78)
     Prepaid and other current assets                                                        (28)                   (10)
     Other assets                                                                             -                      -
     Accounts payable                                                                        159                    (18)
     Accrued expenses                                                                        155                    (64)
                                                                                        ---------              ---------

     Net cash used in investing activities                                                     4                   (199)
                                                                                        ---------              ---------

Cash flows from investing activities:
  Capital expenditures                                                                        -                     -

     Net cash provided by (used in) investing activities                                     (11)                   (16)
                                                                                        ---------              ---------

Cash flows from financing activities:
  Net payments under bank debt                                                              (180)                  (180)
  Repayment of Capital leases                                                                 (7)                   (10)
  Subordinated Debenture                                                                     300                      0
                                                                                       ---------               ---------
     Net cash provided by (used in) financing activities                                     113                   (190)
                                                                                       ---------               ---------

Net changes in cash                                                                          106                   (405)
Cash at beginning of period                                                                  347                    925
                                                                                       ---------               ---------

Cash at end of period                                                                  $     453               $    520
                                                                                       =========               =========








The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.  Basis of Presentation

     The financial information for the three months and six months ended June 30, 1996 and 1995 is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1995 Report on Form 10-K.

     The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

    Loss per common share is calculated by dividing net loss by the weighted average number of common shares and share equivalents outstanding during each period. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive.

2.   Supplementary Schedule
                                                      1996                 1995
                                                      ----                 ----
                                                            (in thousands)
Statement of cash flows
Six months ended June 30,

Cash paid during the six months for:
Interest                                           $   134               $   141
Income taxes                                             1                     2

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Results of Operations
Second Quarter of 1996 in Comparison
with Second Quarter of 1995

      Revenues for the second quarter of 1996 were $2.9 million, a decrease of $200,000 or 6.58% compared to the second quarter of 1995. Most of the decrease in sales occurred in the export operation due in part to the departure of certain clients of HallMark that left when there was a change in the sales force and a change in market conditions that resulted when certain clients of HallMark decided to purchase supplies directly from the manufacturers instead of through HallMark. In June, 1996, the person in charge of HallMark's export operation in Miami and another employee were terminated. HallMark does not presently intend to hire replacements for the two employees that were terminated and is currently analyzing whether it will close the Miami export operation. Since the export operation had a net loss of approximately $87,000 for the first half of 1996 and the domestic operation had a net profit of $92,000 management does not believe the closure of the Miami export operation will have a material adverse effect on the Company. HallMark may continue its export operation from its home office in New York.

      Gross profit as a percentage of sales increased slightly from 30.16% in the second quarter of 1995, to 30.33% in the second quarter of 1996.

      Selling, general and administrative expenses decreased by approximately $90,000 or 8.49% in the second quarter of 1996 as compared to the second quarter of 1995. The decrease was primarily due to a reduction in fees associated with consulting, legal and accounting due diligence.

      The factors discussed above resulted in an operating loss in the second quarter of 1996 of $100,000 as compared to an operating loss of $134,000 in the second quarter of 1995.

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)

Results of Operations
First Half of 1996 in Comparison
with First Half of 1995

      Revenues earned for the first half of 1996 were approximately $6,000,000 an increase of approximately $400,000 compared to the first half of 1995. This increase in revenues was due largely to an increase in domestic sales although there was also an increase in export sales as well. In June, 1996, the person in charge of HallMark's export operation in Miami and another employee were terminated. HallMark does not presently intend to hire replacements for the two employees that were terminated and is currently analyzing whether it will close the Miami export operation. Since the export operation had a net loss of approximately $87,000 for the first half of 1996 and the domestic operation had a net profit of $92,000 management does not believe the closure of the Miami export operation will have a material adverse effect on the Company. HallMark may continue its export operation from its home office in New York.

      Selling, general and administrative expenses decreased by $185,000 or 9% in the first half of 1996 as compared to the first half of 1995. This decrease was due in part to a reduction in consulting, accounting and legal fees.

      The factors discussed above resulted in an operating loss of $182,000 for the first half of 1996, as compared to an operating loss of $412,000 for the first half of 1995.

Liquidity and Capital Resources

      At June 30, 1996, the Company had working capital of approximately $2.2 million (including cash and cash equivalents of $453,000), compared to working capital of $2.4 million at December 31, 1995.

      On June 11, 1996, the Company and DHB Capital Group Inc. ("DHB") executed a letter of intent providing for the merger of DHB with a subsidiary of the Company (which resulted in the execution of a definitive merger agreement on July 8, 1996). Concurrent with the execution of the letter of intent, DHB made a loan to the Company in the amount of $300,000 pursuant to the terms of a Debenture. The Debenture includes interest at the rate of two percent (2%) per annum over the prime lending rate of Chase Manhattan Bank, N.A., payable monthly, commencing on the 1st day of each subsequent month next ensuing through and including June 1, 1998 when the entire principal balance plus all accrued interest is due and payable.

      The proceeds of the loan from DHB were used to satisfy the loan the Company previously obtained from Macrocom Investors, LLC on March 28, 1996.

      The Company continues to be in default in the payment of interest (approximately $721,000 interest is past due as of June 30, 1996) on $500,000 principal amount of 13- 1/2% Senior Subordinated Notes ("13-1/2% Notes") and 14-7/8% Subordinated Debentures ("14-7/8 Debentures").

      HallMark has an installment loan which requires monthly principal payments, with the final principal payment due on January 31, 1999. The unpaid principal loan balance at June 30, 1996 was $2.2 million.

      On April 10, 1995 a judgement was entered against the Company for $260,969 plus interest and legal fees (see "Item 1. Legal proceedings").

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      On April 10, 1995 a judgment was entered in Kennebec County, Maine against the Company and Dori Shoe Company (a former indirect subsidiary) in the amount of $260,969, plus interest and legal fees.

      The State of Maine and Bureau of Labor Standards commenced an action in Maine Superior Court on or about November 29, 1990 against the Company and Dori Shoe Company (an indirect former subsidiary) to recover severance pay under Maine's plant closing law. The case was tried without a jury in December 1994. Under that law, an "employer" who shuts down a large factory is liable to the employees for severance pay at the rate of one week's pay for each year of employment. Although the law did not apply to the Company when the Dori Shoe plant was closed it was amended so as to arguably apply to the Company retroactively. In a prior case brought against the Company (then known as Lehigh Valley Industries) and its former subsidiary under the Maine severance pay statute prior to its amendment, the Company was successful against the State of Maine (see Curtis v. Loree Footwear and Lehigh Valley Industries, 516 A. 2d (Me.
1986)).

      The Company's counsel in Maine believe that the application of Maine's amended severance pay statute is unconstitutional under both the Maine and United States constitutions. The Company has appealed the judgment to the Supreme Judicial Court of Maine. While the Company believes it has a strong defense, the outcome of this appeal cannot presently be determined.


Item 3. Defaults Upon Senior Securities

     The Company continues to be in default in the payment of interest (approximately $721,000 interest is past due as of June 30, 1996) on $500,000 principal amount of 13-1/2% Notes and 14-7/8 Debentures.

Item 6.  Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                    THE LEHIGH GROUP INC.



                                                    By: /s/Salvatore J. Zizza
                                                        -----------------------
                                                         Salvatore J. Zizza
                                                         Chairman of the Board,
                                                         President, and
                                                         Chief Executive Officer



Dated:  August 7, 1996