Form 10-Q
period 1996-09-30
LEHIGH GROUP INC
filed 1996-11-14
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For Quarter Ended September 30, 1996...Commission File Number 1-155

                              THE LEHIGH GROUP INC.

             (Exact name of Registrant as specified in its charter)

       Delaware                                                 13-1920670
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

   810 Seventh Avenue, New York, NY                                     10019
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code              (212) 333-2620
--------------------------------------------------------------------------------



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

                                                       YES     /X/      NO   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at November 12, 1996
------------------------                        --------------------------------
Common Stock, par value                                 10,339,250 shares
    $.001 per share

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Operations -
           Three Months Ended September 30, 1996 and 1995
           and Nine Months Ended September 30, 1996 and 1995                1

           Consolidated Balance Sheets -
           September 30, 1996 and December 31, 1995                         2-3

           Consolidated Statements of Changes in
           Shareholders' Deficit - Nine Months
           September 30, 1996 and 1995                                      4

           Consolidated Statements of Cash Flows-
           Nine Months Ended September 30, 1996 and 1995                    5

           Notes to Consolidated Financial Statements                       6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    7-8


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceeding                                                 9

  Item 3.  Defaults upon Senior Securities                                  11

  Item 5.  Other Information                                                11

  Item 6.  Exhibits and Reports on Form 8-K                                 11

                         PART I - FINANCIAL INFORMATION
                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                Three Months Ended               Nine Months Ended
                                                                                   September 30,                    September 30,
                                                                                   ------------------------------------------------

                                                                               1996            1995            1996           1995
                                                                               ----            ----            ----           ----
Net Sales                                                                  $  2,411        $  3,192        $  8,398        $  8,784


Cost of Sales                                                                 1,615           2,307           5,816           6,157
                                                                           --------        --------        --------        --------
Gross Profit                                                                    796             885           2,582           2,627

Selling, general and administrative expenses                                    929             977           2,898           3,130
                                                                           --------        --------        --------        --------
   Operating loss                                                              (133)            (92)           (316)           (503)

Other income (expense):

   Interest Expense                                                            (110)           (108)           (329)           (324)
   Interest and other income                                                    109             264             116             288
   Deffered finance charges                                                      (2)           --                (2)           --
                                                                           --------        --------        --------        --------
                                                                                 (3)            156            (215)            (36)
Income (Loss) from continuing operations
   before income taxes and extraordinary item                                  (136)             64            (531)           (539)

Income taxes                                                                      0               1               1               3
                                                                           --------        --------        --------        --------

Income (Loss) from continuing operations
   before extraordinary item                                                   (136)             63            (532)           (542)


Extraordinary item:
   Gain from discontinued operations                                            250            --               250            --


   Net Income (Loss)                                                       $    114        $     63        $   (282)       $   (542)
                                                                           ========        ========        ========        ========

Net Income (loss) per common share (Note 1):
 From continuing operations before extraordinary item                      $   (.01)       $    .01        $   (.05)       $   (.05)
 From extraordinary item                                                   $    .02            --          $    .02            --
                                                                           --------        --------        --------        --------

Net Income (loss) per common share                                         $    .01        $    .01        $   (.03)       $   (.05)
                                                                           ========        ========        ========        ========

Weighted average number of common shares
 and share equivalents outstanding
 Primary and Fully diluted                                                   10,339          10,339          10,339          10,339
                                                                           ========        ========        ========        ========

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   September 30,  December 31,
                                                      1996            1995
                                                    ------          ------
                                                    (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                         $  193          $  347
  Accounts receivable, net of
   allowance for doubtful account $144 & $174        4,186           4,335
  Inventories, net                                   1,547           1,823
  Prepaid expenses and other current assets            104              22
                                                    ------          ------

       Total current assets                          6,030           6,527

  Property, plant and equipment, net of
   accumulated depreciation and
    amortization                                        50              61


  Other assets                                          35              34


         Total assets                               $6,115          $6,622
                                                    ======          ======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         September 30,          December 31,
                                                                             1995                   1994
                                                                          ---------             ---------
                                                                          (Unaudited)            (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Current maturities of long-term debt                                      $     501             $     510
Notes payable-bank                                                              360                   360
Accounts payable                                                              1,489                 1,839
Accrued expenses and other current liabilities                                1,735                 1,381


        Total current liabilities                                             4,085                 4,090
                                                                          ---------             ---------

Long-term debt, net of current maturities                                     2,110                 2,080

Deferred credit applicable to sale of
  discontinued operations                                                     - 0 -                   250

Commitments and contingencies                                                  --                    --
                                                                          ---------             ---------


Preferred stock, par value $.001; authorized
  5,000,000 shares none Issued


Common stock, par value $.001 authorized
  shares 100,000,000 in 1995 and in 1994;
  shares issued  10,339,000 in 1995 and in
  1994 which excludes  3,016,000 shares
  held as treasury stock in 1995 and 1994                                        11                    11
  Additional paid-in capital                                                106,594               106,594
  Accumulated deficit from January 1, 1986                                 (105,031)             (104,749)
  Treasury stock - at cost                                                   (1,654)               (1,654)
                                                                          ---------             ---------

        Total shareholders' equity (deficit)                                    (80)                  202
                                                                          ---------             ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $   6,115             $   6,622
                                                                          =========             =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                             Additional    Accumulated           Treasury
                                 Common       Paid in      Deficit From            Stock
                                 Stock        Capital      Jan. 1, 1986           At Cost              Total
                               --------       --------     ------------           -------            -------

Balance January 1, 1995        $    11        $106,594        $(104,441)          $ (1,654)          $    510

Net Loss                                                           (542)                                 (542)


Balance September 30, 1995     $    11        $106,594        $(104,983)          $ (1,654)          $    (32)
                               ========       ========        ==========          =========          =========


                                             Additional    Accumulated           Treasury
                                 Common       Paid in      Deficit From            Stock
                                 Stock        Capital      Jan. 1, 1986           At Cost              Total
                               --------       --------     ------------           -------            -------


Balance January 1, 1996        $    11        $106,594        $(104,749)          $ (1,654)              $ 202

Private Placement                                 0                                                          0

Net Income                                                         (282)                                  (282)


Balance September 30, 1996     $    11        $106,594        $(105,031)          $ (1,654)              $ (80)
                               ========       ========        ==========          =========              ======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Increase/(Decrease) in Cash and Cash Equivalents

Nine Months Ended September 30,                                                           1996              1995
---------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Cash flows from operating activities:
  Net loss                                                                               $(282)            $(542)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:

     Depreciation and amortization                                                          22                45
     Changes in assets and liabilities:
       Accounts Receivable, net                                                            149               170
       Deferred credit applicable to sales of discontinued operations                     (250)             --
       Inventories, net                                                                    276              (241)
       Prepaid and other current assets                                                    (82)               (4)


  Accounts payable                                                                        (350)              211
  Accrued expenses and other current liabilities                                           353               107
  Income taxes payable                                                                    --                --
                                                                                         -----             -----

     Net cash provided by (used in) operating activities                                  (164)             (254)
                                                                                         -----             -----

Cash flows from investing activities:
  Capital expenditures                                                                     (10)              (18)
  Other assets, net                                                                         (1)               (1)
                                                                                         -----             -----

     Net cash used in investing activities                                                 (11)              (19)
                                                                                         -----             -----

Cash flows from financing activities:
  Net payments under bank debt                                                            (270)             (180)
  Repayments of Capital Leases                                                              (9)              (11)
  Debenture                                                                                300              --
                                                                                         -----             -----

     Net cash provided by (used in) financing activities                                    21              (191)

Net changes in cash and cash equivalents                                                   154              (464)

Cash and cash equivalents at beginning of period                                           347               925
                                                                                         -----             -----

Cash and cash equivalents at end of period                                               $ 193             $ 461
                                                                                         =====             =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The financial information for the three months and nine months ended September 30, 1996 and 1995 is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1995 Report on Form 10-K.

     The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     EARNINGS PER SHARE - Earnings per common share is calculated by dividing net income (loss) applicable to common shares by the weighted average number of common shares and share equivalents outstanding during each period. Excluded from fully diluted computations are stock options granted (12,000,000 options which are contingently exercisable pending the occurrence of certain future events).


2.   SUPPLEMENTARY SCHEDULE
                                                    1996            1995
                                                       (in thousands)
Statement of cash flows
Nine months ended September 30,

Cash paid during the nine months for:
 Interest                                       $   199          $   210
 Income taxes                                         1                6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER OF 1996 IN COMPARISON
WITH THIRD QUARTER OF 1995

      Sales for the third quarter of 1996 were $2.4 million, a decrease of $0.6 million or 20% compared to the third quarter of 1995. Most of the decrease in sales occurred in the HallMark export operation due in part to the departure of certain clients of HallMark that left when there was a change in the sales force and a change in market conditions that resulted when certain clients of HallMark decided to purchase supplies directly from the manufacturers instead of through HallMark. In June, 1996, the person in charge of HallMark's export operation in Miami and another employee were terminated. HallMark is currently in negotiations to sell its export operation in Miami. Management does not believe the closure of the Miami export operation will have a material adverse effect on the Company. HallMark may continue its export operation from its home office in New York.

      Gross profit as a percentage of sales increased from 27.7% in the third quarter of 1995, to 33% in the third quarter of 1996. This increase is primarily due to rebates obtained by HallMark.

      Selling, general and administrative expenses decreased by approximately $48,000 or 4.9% in the third quarter of 1996 as compared to the third quarter of 1995. This decrease was primarily the result of a reduction in legal fees and over-head associated with the export operation.

      The factors discussed above resulted in an operating loss in the third quarter of 1996 of $133,000 as compared to an operating loss of $92,000 in the third quarter of 1995.

      Included in the results for the third quarter of 1995 and 1996 is other income of approximately $260,000 and $359,000, respectively which represents a net adjustment to the value of certain items which predominantly relate to the Company's 1991 Restructuring.

RESULTS OF OPERATIONS NINE MONTHS OF 1996
IN COMPARISON WITH NINE MONTHS OF 1995

      Sales for the first nine months of 1996 were $8.4 million, a decrease of $0.4 million or (0.04%) compared with the first nine months of 1995. Most of the decrease in sales occurred in the HallMark export operation due in part to the departure of certain clients of HallMark that resulted when certain clients of HallMark decided to purchase supplies directly from the manufacturers instead of through HallMark and also the departure of a member of HallMark's sales force in the export sector and the departure of certain clients that have been obtained by such person. In June, 1996, the person in charge of HallMark's export operation in Miami and another employee were terminated. HallMark is currently in negotiations to sell its export operation in Miami. Management does not believe the closure of the Miami export operation will have a material adverse effect on the Company. HallMark may continue its export operation from its home office in New York.

      Gross profit as a percentage of sales increased from 29.9% in the nine months ended September 30, 1995 to 30.75% in the nine months ended September 30, 1996.

      Selling, general and administrative expenses decreased by approximately $232,000 or 7.41% in the first nine months of 1996 as compared to the first nine months of 1995. This decrease was due in part to a decrease in the over-head associated with the HallMark export operation and a reduction in the Company's legal fees.

      The factors discussed above resulted in an operating loss in the nine months ended September 30, 1996 of $316,000 as compared to an operating loss of $503,000 in the nine months of September 1995.

      Included in the nine months ended September 30, 1995 and 1996 is other income of approximately $260,000 and $366,000, respectively which represents a net adjustment to the value of certain items which predominantly relate to the Company's 1991 Restructuring.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1996, the Company had working capital of approximately $1.8 million (including cash and cash equivalents of $193,000), compared to working capital of $2.4 million at December 31, 1995.

      On June 11, 1996, the Company and DHB Capital Group Inc. ("DHB") executed a letter of intent providing for the merger of DHB with a subsidiary of the Company (which resulted in the execution of a definitive merger agreement on July 8, 1996). Concurrent with the execution of the letter of intent, DHB made a loan to the Company in the amount of $300,000 pursuant to the terms of a Debenture. The Debenture includes interest at the rate of two percent (2%) per annum over the prime lending rate of Chase Manhattan Bank, N.A. payable monthly, commencing on the 1st day of each subsequent month next ensuing through and including June 1, 1998 when the entire principal balance plus all accrued interest is due and payable.

      The proceeds of the loan from DHB were used to satisfy the loan the Company previously obtained from Macrocom Investors, LLC on March 28, 1996.

      On October 29, 1996 in connection with the execution of a definitive merger agreement between the Company and First Medical Corporation, the Company issued a convertible debenture in the amount of $300,000 plus interest at two (2%) percent per annum over the prime lending rate of Chase Manhattan Bank, N.A. payable on the 1st day of each subsequent month next ensuing through and including 24 months thereafter. On the 24th month, the outstanding principal balance and all accrued interest shall become due and payable.

      The proceeds of the loan from First Medical Corporation were used to satisfy the loan the Company previously obtained from DHB on June 11, 1996.

      The Company continues to be in default in the payment of interest (approximately $761,000 in interest was past due as of September 30, 1996) on $500,000 principal amount of 13-1/2% Senior Subordinated Notes ("13-1/2% Notes") and 14-7/8% Subordinated Debentures ("14-7/8 Debentures").

      On November 6, 1996, HallMark paid off its installment loan with Banca Nazionale Del Lavoro, SPA and entered into a 3 year new revolving loan with The CIT Group/Credit Finance, Inc. in the amount of $5 million.

      On April 10, 1995 a judgement was entered against the Company for $260,969 plus interest and legal fees (see "Item 1 Legal proceedings").

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

      On or about October 1, 1996, Southwicke Corporation ("Southwicke") commenced an action against the Company and all of the Company's directors in the Supreme Court of the State of New York in the County of New York.

      Southwicke, a shareholder of the Company, alleges three causes of action. The first cause of action alleges, among other things, that the directors of the Company have breached their fiduciary duty to the Company's stockholders by entering into a merger agreement with DHB Capital Group Inc. The second cause of action is for declaratory judgment declaring that the options and/or warrants granted to DHB and the DHB options in connection with the proposed merger are invalid and with respect to the third cause of action declaring the bylaws passed are invalid. Southwicke is also seeking damages for no less than $500,000.

      The Company's management and its outside counsel believe Southwicke's action is meritless. While the Company believes it has strong defenses, no assurance can be given regarding the outcome of this action.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company continues to be in default in the payment of interest (approximately $761,000 interest is past due as of September 30, 1996) on $500,000 principal amount of 13-1/2% Notes and 14-7/8% Debentures.

ITEM 5.  OTHER INFORMATION

     On October 11, 1996, DHB Capital Group, Inc. notified the Company that it was terminating the Agreement and Plan of Reorganization that was entered into between the parties on July 8, 1996.

     On October 29, 1996 the Company and first Medical Corporation executed a merger agreement as more fully disclosed in the Company's Form 8-K dated November 7, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

         See Exhibit Index.

     B.  Reports on Form 8-K

         During the third quarter of 1996, the Company filed the following reports on Form 8-K:

          (i)  Current  Report on Form 8-K dated July 16,  1996  (filed July 17,
     1996) reporting under Item 5, a press release announcing that the Company and DHB Capital Group Inc., executed a definitive merger agreement.

          (ii) Current  Report on Form 8-K dated August 2, 1996 (filed August 2,
     1996) reporting under Item 5, that the Company amended and restated its bylaws.

                                  EXHIBIT INDEX


         Exhibit No.                Description
         -----------                -----------



         3(ii) Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3(ii) to the Company's Form 8-K dated August 2, 1996).

         27.1                       Financial Data Schedule

         99 Press release dated July 9, 1996 (incorporated herein by reference to Exhibit 99 to the Company's Form 8-K dated July 16,
                                    1996).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     THE LEHIGH GROUP INC.



                                     By:  /s/ Salvatore J. Zizza
                                          ----------------------
                                          Salvatore J. Zizza
                                          Chairman of the Board,
                                          President and
                                          Chief Executive Oficer



Dated:  November 14, 1996