Form 10-K
period 1996-12-31
LEHIGH GROUP INC
filed 1997-03-26
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996         Commission File Number 1-155

                              THE LEHIGH GROUP INC.

             (Exact name of Registrant as specified in its charter)

DELAWARE                                        13-1920670
---------------------------------------         -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                  Identification No.)

810 Seventh Avenue, New York, N.Y.              10019
----------------------------------------        -------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES / / NO / X /

Approximate aggregate market value of the voting stock held by "nonaffiliates" of the Registrant on March 12, 1997: $1,637,578.*

Number of shares of Common Stock outstanding of the Registrant as of March 12, 1997: 11,276,750

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

         On October 29, 1996, the Company and First Medical Corporation ("FMC") entered into a Merger Agreement. Under the terms of the Merger Agreement, each share of the FMC Common Stock would be exchanged for (i) 1,033.925 shares of Lehigh Common Stock and (ii) 95.1211 shares of Lehigh Preferred Stock. Each share of Lehigh Preferred Stock will be convertible into 250 shares of Lehigh Common Stock and will have a like number of votes per share, voting together with the Lehigh Common Stock. Currently, there are outstanding 10,000 shares of FMC Common Stock. As a result of these actions, immediately following the Merger, current Lehigh stockholders and FMC stockholders will each own 50% of the issued and outstanding shares of Lehigh Common Stock. In the event that all of the shares of Lehigh Preferred Stock issued to the FMC stockholders are converted into Lehigh Common Stock, current Lehigh stockholders will own approximately 4% and FMC stockholders will own approximately 96% of the issued and outstanding shares of Lehigh Common Stock. In addition, under the terms of the Merger Agreement Lehigh will be renamed "First Medical Group, Inc.". Following the Merger, Mr. Sokol, Chief Executive Officer of FMC, will become Chairman and Chief Executive Officer of the combined company, Mr. Zizza will become Executive Vice President and Treasurer and Mr. Bruno will continue as Vice President and Secretary. However, there can be no assurance at this time that the Company will be able to consummate this transaction.

         The Company was incorporated under the laws of the State of Delaware in 1928. The Company's principal executive offices are located at 810 Seventh Avenue, New York, NY 10019 and its telephone number at that address is (212) 333-2620.

ELECTRICAL SUPPLIES

         HallMark was acquired by the Company in December 1988. HallMark's sales include electrical conduit, armored cable, switches, outlets, fittings, panels and wire which are purchased by HallMark from electrical equipment manufacturers in the United States. Approximately 70% of HallMark's sales are domestic and 30% are export.

         Domestic sales are made by HallMark employees. Nine customers accounted for approximately 74%, 61% and 72% (including one customer which accounted for approximately 21%, 25% and 18%) of HallMark's total domestic sales in 1996, 1995 and 1994, respectively. The loss of any of these customers could have a material adverse effect on its business. Export sales are made by sales agents retained by HallMark. Distribution is made in approximately 26 countries.

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

EMPLOYEES

         As of March 1, 1997, the Company had 3 employees and HallMark had 35. Approximately 85% of such employees are compensated on an hourly basis.

         The Company and HallMark comply with prevailing local contracts in the respective geographic locations of particular jobs with respect to wages, fringe benefits and working conditions. Most employees of HallMark are unionized. The current collective bargaining agreement for HallMark, which is with the International Brotherhood of Electrical Workers, Local Union #3, expires on April 30, 1999.

ITEM 2.  PROPERTIES

         The Company subleases approximately 300 square feet of space on the 27th floor of 810 Seventh Ave., New York, NY 10019 pursuant to a month-to-month lease at a monthly rental of $2,500 per month. HallMark leases 28,250 square feet of office and warehouse facilities in Brooklyn, New York, pursuant to a lease expiring on June 30, 2004, at an annual rental of approximately $78,000 (which progressively escalates to $106,000 in 2003). In December 1994, HallMark leased 4,500 square feet of additional warehouse facilities in Brooklyn, New York, pursuant to a lease expiring on June 30, 2004, at an annual rental of $18,000 (which progressively escalates to $21,600).

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

         On February 18, 1997, the Supreme Judicial Court of Maine affirmed the Superior Court's decision. The Company is currently considering an appeal to the United States Supreme Court. Approximately $350,000 has been accrued by the Company relating to this judgment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A.

                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
         RELATED STOCKHOLDER MATTERS

         The Common Stock is listed on the New York Stock Exchange. The Company did not pay cash dividends on the Common Stock during 1996, 1995 or 1994 and has no intention of paying cash dividends on the Common Stock in the foreseeable future. On March 3, 1997, there were approximately 7,791 holders of record of the Common Stock (excluding shares held in "nominee" or "street" name).

         The following table sets forth the reported high and low closing sales prices of the Common Stock on the Composite Tape for the quarters indicated.

                                      High                Low
                                      ----                ---

1995:

First Quarter                       $   3/4              $    5/8
Second Quarter                          5/8                   3/8
Third Quarter                           1/2                   3/8
Fourth Quarter                        33/64                 13/64

1996:

First Quarter                       $ 11/16              $   7/16
Second Quarter                         9/16                   3/8
Third Quarter                         11/16                   1/4
Fourth Quarter                        15/32                   1/8


1997:

First Quarter (through
 March 3, 1997)                     $   3/8              $    1/4

ITEM 6.                     SELECTED FINANCIAL DATA

                      THE LEHIGH GROUP INC. & SUBSIDIARIES
                         Selected Financial Information
                    (in Thousands, Except For Per Share Data)

STATEMENT OF OPERATIONS DATA

Years ended
December 31,                       1996          1995              1994               1993               1992
------------                       ----          ----              ----               ----               ----

Revenues earned                  $10,446        $12,105           $12,247            $12,890            $10,729

Loss from continuing
  operations                     $  (920)       $  (558)          $  (410)           $  (250)           $(2,048)

Loss per common share from
  continuing operations           $(0.09)       $ (0.05)           $(0.04)            $(0.03)            $(0.19)

Cash dividends declared per
 common share                         --             --                --                 --                 --


BALANCE SHEET DATA

DECEMBER 31,                        1996       1995        1994        1993        1992
------------                        ----       ----        ----        ----        ----

Working capital                    $2,560     $2,437      $3,233     $ 2,800    ($28,700)

Total assets                       $5,625     $6,622      $7,441      $7,050     $13,753

Long-term debt                     $2,725     $2,080      $2,361      $2,524     $12,787

Total debt (A)                     $3,115     $2,950      $3,240      $3,615     $45,882

Shareholders' equity (deficit)       $(86)      $202        $510     $(5,099)   ($45,041)


(A) Includes long term debt, current maturities of long term debt and Note payable - bank.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         1996 IN COMPARISON WITH 1995

         Revenues earned for 1996 were $10.4 million, a decrease of $1.7 million or 14% compared with 1995. Most of the decrease in sales occurred in the HallMark export operation due in part to the departure of certain clients of HallMark that resulted when certain clients of HallMark decided to purchase supplies directly from the manufacturers instead of through HallMark and also the departure of a member of HallMark's sales force in the export sector and the departure of certain clients that have been obtained by such person. In June, 1996, the person in charge of HallMark's export operation in Miami and another employee were terminated. On October 31, 1996, HallMark sold its export operation in Miami. Management does not believe the closure of the Miami export operation will have a material adverse effect on the Company. HallMark may continue its export operation from its home office in New York.

         Gross profit as a percentage of revenues increased from 29% in 1995 to 32% in 1996. The increase was attributable to higher profit margins in the domestic operations. Selling, general and administrative expenses for 1996 decreased by approximately $121,000, or 3%, compared with 1995. The decrease was primarily a result of the closing of HallMark's export operation in Miami.

         The net result of the factors discussed above resulted in an operating loss of $562,000 in 1996 compared to $517,000 in 1995.

         Interest expense increased by $38,000 to $471,000 in 1996 from $433,000 in 1995. The increase in interest expense was due primarily to an increase in outstanding borrowings during 1996.

         There was no federal income tax for 1996, due to the Company's operating loss.

         On December 31, 1991, the Company sold its right, title and interest in the stock of the various subsidiaries which made up its discontinued interior construction and energy recovery business segments subject to existing security interests. The excess of liabilities over assets of subsidiaries sold amounted to approximately $9.6 million. Since 1991, the Company has reduced this deferred credit (the reduction is shown as income from discontinued operations) due to the successful resolution of the majority of the liabilities for amounts significantly less than was originally recorded. The deferred credits were reduced as follows: 1996 - $250,000, 1995 - $250,000, 1994 - $5,000,000, 1993 -
$1,760,000, 1992 - $2,376,000.

         1995 IN COMPARISON WITH 1994

         Revenues earned for 1995 were $12.1 million, a decrease of $.1 million or 1% compared with 1994. A slight increase in the Company's domestic sales was more than offset by a decrease in export sales. As to the export business, the Company has been unable to fully replace those sales lost due to the departure of one of its key sales people approximately three years ago. Gross profit as a percentage of revenues decreased from 30% in 1994 to 29% in 1995. The slight decrease was again attributable to weakened margins in export. Selling, general and administrative expenses for 1995 decreased by approximately $200,000, or 5%, compared with 1994. The reduction was primarily a result of decreased sales and certain cost cutting initiatives instituted by the Company during 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has recently relied primarily on internally generated funds, private placement proceeds and loans to finance its operation.

         Net cash used in operating activities was $139,000, $267,000, and $160,000 in 1996, 1995 and 1994, respectively. The change from 1994 and 1995 was primarily due to the net loss after the addback of the deferred credit income only being partially offset by a decrease in receivables and an increase in accrued expenses. The change from 1995 to 1996 was primarily due to the net loss after the add back of the deferred credit income and the gain on extinguishment of debt being partially offset by a decrease in accounts receivable and inventory and an increase in accrued expenses.

         Net cash used in investing activities was $13,000, $21,000, and $39,000 in 1996, 1995 and 1994, respectively. Due to the amount of cash used in operating activities, the Company has expended very little with respect to property and equipment.

         Net cash provided by (used in) financing activities was $276,000, $(290,000), and $656,000 in 1996, 1995 and 1994, respectively. The change from
1994 to 1995 was primarily due to the fact that in 1995 the Company did not receive any outside funds whereas in 1994 it did. The Company was unable to borrow from its bank under a previous credit agreement. The change from 1995 to 1996 was primarily due to the loan from First Medical Corporation and a decrease in the amount of capital lease payments and decrease in loan payments to Banca Nazionale del Lavoro, SPA.

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

         The proceeds of the loan from First Medical Corporation were used to satisfy the loan the Company previously obtained from DHB on June 11, 1996. On February 7, 1997, First Medical Corporation elected to convert the debenture in 937,500 shares of the Company's common stock.

         The Company continues to be in default in the payment of interest (approximately $628,000 interest was past due as of December 31, 1996) on the $390,000 aggregate principal amount of its 13-1/2% Senior Subordinated Notes due May 15,1998 ("13-1/2% Notes") and 14-7/8% Subordinated Debentures due October 15, 1995 ("14-7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13-1/2% Notes and 14-7/8% Debentures (with the execption of certain of the 14-7/8 Subordinated Debentures which were retired during 1996). The Company does not presently have sufficient funds to repay its outstanding indebtedness under the 13-1/2% Notes and 14-7/8% Debentures.

         On November 6, 1996, HallMark paid off its loan with Banca Nazionale del Lavoro, SPA and entered into a three year revolving loan with The CIT Group/Credit Finance, Inc., with maximum borrowings of $5,000,000 subject to a borrowing base formula.

IMPACT OF INFLATION

         Inflation has not had a significant impact on the Company's operations over the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-19 and page S-1 of this Form 10-K, which are incorporated herein by reference.

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         NOT APPLICABLE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the directors and executive officers of the Company:

         Name            Age      Position
         ----            ---      --------

Salvatore J. Zizza       51       Chairman  of  the  Board,   President,   Chief
                                  Executive Officer and Director of the Company

Robert A. Bruno          40       Vice President, General Counsel, Secretary and
                                  Director of the Company

Richard L. Bready        52       Director of the Company

Charles A. Gargano       61       Director of the Company

Anthony F. L. Amhurst    54       Director of the Company

Salvatore M. Salibello   51       Director of the Company

Joseph Delowery          62       President of HallMark

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

         All directors will serve until the annual meeting of stockholders of the Company to be held in 1997 and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal. Officers are elected annually by the Board and serve at the discretion thereof.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation awarded to, earned by or paid to the Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during each of the years ended December 31, 1996, December 31, 1995 and December 31, 1994:

                           SUMMARY COMPENSATION TABLE

                                                                                             Long Term
                                                                   Annual Compensation       Compensa-
                                                                                             tion
                                                                                       ----------------------
                                                                                               Awards

                                         ------------------------------------------------------------------------------

                                                                                                 Securities
                                                                                                 Underlying
                                                                                  Other          Underlying         All Other
Name and Principal                                                                Annual          Options           Compensation
------------------                                                                Compen-        (number of         ------------
Position                     Year            Salary               Bonds           sation(2)       Shares)           (3)
--------                     ----            ------               -----           ---------      ---------          ---

Salvatore J. Zizza (1)       1996            $200,000               0                  0              0             $1,272
 Chairman of the Board
                             1995            $200,000               0                  0              0             $1,272

                             1994            $200,000               0                  0          10,250,000(1)     $  800



Robert A. Bruno (4)          1996            $150,000               0                  0             250,000(5)     $1,272
 Vice President and
 General Counsel             1995            $150,000               0                  0              0             $  822

                             1994                   *               0                  0              0             $  318


Joseph Delowery (5)
 President of Hallmark

                             1996            $110,784            $ 1,500               0              0             $1,272

                             1995            $110,784            $13,469               0              0             $1,272

                             1994            $110,613               0                  0              0             $1,272




         * Mr. Bruno's compensation for 1994 did not exceed $100,000 and therefore no disclosure was required to be provided for that year.

(1) On August 22, 1994, the Company and Mr. Zizza entered into an employment agreement providing for his employment through December 31, 1999 as President, Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $200,000 (subject to increase, in the discretion of the Board, if the Company acquires one or more new businesses, to a level commensurate with the compensation paid to the top executives of comparable businesses). Pursuant to such agreement, if the Company acquires any business with annual revenues in the year immediately prior to such acquisition of at least $25 million (an "Acquired Business"), Mr. Zizza will be entitled to a bonus for each year of his employment following such acquisition (including the portion of the year immediately following such acquisition), in an amount equal to one-half of (i) 10% of the first $1,000,000 of all Acquired Business Pre-Tax Income (as hereinafter defined) for such year (or portion thereof), PLUS (ii) 9% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $1,000,000 up to but not exceeding $2,000,000, PLUS (iii) 8% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $2,000,000 up to but not exceeding $3,000,000, PLUS (iv) 7% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $3,000,000 up to but not exceeding $4,000,000, plus (v) 6% of all Acquired Business Pre-Tax Income for such year above $4,000,000 up to but not exceeding $5,000,000, PLUS (vi) 5% of all Acquired Business Pre-Tax Income for such year above $5,000,000. For the purposes hereof, "Acquired Business Pre-Tax Income" for any year (or portion thereof) means the total pre-tax income of all Acquired Businesses for such year (or portion thereof), excluding any income earned by Acquired Businesses prior to their acquisition by the Company, any earnings attributable to any minority interest in Acquired Businesses, and any extraordinary items.

         Mr. Zizza and Lehigh have amended the terms of Mr. Zizza's employment agreement effective as of the Effective Time of the Merger. In general, the amendment provides that (i) Mr. Zizza may be entitled to a bonus at the discretion of Lehigh, in lieu of the current bonus formula, (ii) Mr. Zizza's options and warrants exercisable at $.75 per share into an aggregate of 6,000,000 shares of Lehigh Common Stock and options and warrants exercisable at $1.00 per share into an aggregate of 6,000,000 shares of Lehigh Common Stock shall be converted into 3% of the total issued and outstanding shares of Lehigh Common Stock, on a fully diluted basis (after giving effect to a conversion of all of the shares of Lehigh Preferred Stock issued in connection with the Merger) at a blended exercise price of $.875 per share and (iii) the term of Mr. Zizza's employment agreement be extended for an additional year through December 31, 2000.

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

         Mr. Bruno and Lehigh have amended the terms of Mr. Bruno's employment agreement effective as of the Effective Time of the Merger. In general, the amendment provides that (i) Mr. Bruno's salary be reduced from $150,000 to $120,000 per year, (ii) no part of Mr. Bruno's salary shall be deferred and (iii) the term of the employment shall be extended for an additional year through December 31, 2000.

(5) Mr. Delowery may be deemed to be an executive officer of the Company by virtue of his position with HallMark. HallMark became the Company's principal operating subsidiary following the 1993 Restructuring.

COMPENSATION OF DIRECTORS

         Directors receive no compensation for serving on the Board other than the reimbursement of reasonable expenses incurred in attending meetings. In April 1995, the Company issued options to purchase 15,000 shares of common stock at an exercise price of $.50 per share to Mr. Bready and options to purchase 10,000 shares of common stock at an exercise price of $.50 per share to each of Messrs. Gargano, Amhurst and Salibello. On December 13, 1996, the Company issued options to purchase 10,000 shares of common stock at an exercise price of $.50 per share to each of Messrs. Bready, Gargano, Amhurst and Salibello in lieu of cash compensation for serving on the Board for 1996.

         The following table sets forth the number of options exercised and the dollar value realized thereon by the executive officers of the Company named in the Summary Compensation Table, along with the number and dollar value of any options remaining unexercised on December 31, 1996.

                         AGGREGATED OPTION EXERCISES IN
                         1996 AND YEAR-END OPTION VALUES

                                                        Number of Unexercised                   Value of Unexercised
                                                             Options at                       In-the-Money Options at
                                                              Year-End                              Year-End(1)
                                                 -------------------------------      ------------------------------------

                        Shares
                       Acquired        Value
          Name       on Exercise    Realized(2)   Exercisable         Unexercisable    Exercisable(2)          Unexercisable(2)
          ----       -----------    -----------   -----------         -------------    -----------             -------------

Salvatore Zizza           $ 0            $ 0       6,000,000           12,000,000            $ 0                      $ 0

Robert Bruno              $ 0            $ 0         250,000                                 $ 0                      $ 0



(1) On December 31, 1996, the average of the high and low prices per share of the Common Stock on the New York Stock Exchange was $.25.

(2) Represents the difference between the market value of the Common Stock underlying the option and the exercise price of such option upon exercise or year-end, as the case may be.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (the "SEC") thereunder require the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the period from January 1, 1996 to December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent stockholders were complied with.

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

                  CHARLES A. GARGANO
                  ANTHONY F.L. AMHURST

PERFORMANCE GRAPH

         The graph below compares the cumulative total shareholder return on the Common Stock of the Company with the cumulative total return on the NYSE Market Index and MG Group Index (assuming the investment of $100 in the Company's Common Stock, the NYSE Market Index and MG Group Index on January 1, 1992, and reinvestment of all dividends).

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET


COMPANY                  1991     1992      1993      1994      1995      1996

LEHIGH GROUP INC         100     180.00     130.00    110.00     45.01    45.01
INDUSTRY INDEX           100     122.34     138.32    131.68    151.52   175.21
BROAD MARKET             100     104.70     118.88    116.57    151.15   182.08

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information on March 12, 1997 (except as otherwise noted below) with respect to each person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known to the Company to be the beneficial owner of more than 5% of the Common Stock.

            Name and Address                Amount and Nature of                    Percent
           of Beneficial Owner            Beneficial Ownership (1)                 of Class
           -------------------            ------------------------                ---------

First Medical Corporation                       2,858,257 (2)                      25.4% (2)
5200 Blue Lagoon Drive
Miami, FL 33126 (2)

Fidelity Bankers Life Insurance                   799,921 (2)                       7.1% (2)
Company Trust (a subsidiary of
First Dominion Mutual Life
Insurance Company) ("FBL")
1011 Boulder Springs Drive
Richmond, Virginia 23225 (2)

Teachers Insurance and Annuity                   533,280 (2)                        4.7% (2)
Association ("Teachers")
730 Third Ave.
New York, NY 10017 (2)

Kenneth Godt as Trustee for The                  750,000                             6.7%
Orion Trust (The "Godt Trust")
c/o Siegel & Godt
666 Old Country Road
Garden City, NY 11530

Salvatore J. Zizza                              6,255,502 (3)                       36.2% (3)
c/o The Lehigh Group Inc.
810 Seventh Ave.
New York, NY 10019

The Equitable Life Assurance                     524,901 (2)                         4.6% (2)
Society of the United States
("Equitable")
787 Seventh Ave.
New York, NY 10019 (2)

(1) Except as otherwise indicated each of the persons listed above has sole voting and investment power with respect to all of the shares shown in the table as beneficially owned by such person.

(2) Based on information set forth on Schedule 13G's filed with the SEC by Equitable on February 9, 1996, The Godt Trust on September 27, 1994 and Teachers on April 23, 1992 (assuming, in each case, no change in beneficial ownership since such date except in connection with the 1993 Restructuring. Information as to FBL was obtained from an investment specialist at T. Rowe Price on March 5, 1997.

(3) Includes (i) 4,250,000 shares issuable upon the exercise of immediately exercisable options at a price of $.50 per share, (ii) 382 shares owned by trust accounts for the benefit of Mr. Zizza's minor children, as to which he disclaims beneficial ownership and (iii) 1,750,000 shares issuable upon the exercise of immediately exercisable warrants at a price of $.50 per share. Excludes 12,000,000 shares of Common Stock issuable upon the exercise of options held by Mr. Zizza at exercise prices of $.75 per share, in the case of 3,000,000 shares, $1.00 per share, in the case of 3,000,000 shares, 3,000,000 shares issuable upon the exercise of warrants at a price of $.75 per share and 3,000,000 shares issuable upon the exercise of warrants at a price of $1.00 per share. These options are not currently exercisable or expected to become exercisable within the next 60 days, and will not be exercisable until such time as (i) the Company receives aggregate net cash proceeds of at least $10 million from the sale (whether public or private) of its equity securities, (ii) the Company consummates an acquisition of a business with annual revenues during the year immediately preceding such acquisition of at least $25 million, and (iii) the fair market value (determined over a 30-day period) of the Common Stock shall have equalled or exceeded $1.00 per share. All of the options granted to Mr. Zizza will terminate on the fifth anniversary of the date of grant, subject to earlier termination under certain circumstances in the event of his death or the termination of his employment. The Company also granted to him one demand registration right (exercisable only if the Company is eligible to file a registration statement on Form S-3 or a form substantially equivalent thereto) and certain "piggyback" registration rights with respect to the shares of the Common Stock purchasable upon exercise of such options.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table indicates the number of shares of Common Stock beneficially owned on March 1, 1997 by (i) each director of the Company, (ii) each of the executive officers named in the Summary Compensation Table set forth above and (iii) all directors and executive officers of the Company as a group.

                                          Amount and Nature of
    Name of Beneficial Owner            Beneficial Ownership(1)                Percent of Class
------------------------------      ------------------------------     ---------------------------

Salvatore J. Zizza                            6,255,502(2)                         36.2%(2)

Richard L. Bready                                25,000(5)                           *

Robert A. Bruno                                 312,760(3)                           *

Charles A. Gargano                               20,000(5)                          --

Salvatore M. Salibello                           20,000(5)                          --

Anthony F. L. Amhurst                            20,000(5)                          --

Joseph Delowery                                       0                             --

All executive officers
and directors as a group
(7 persons)                                   6,653,262(4)                         38.5(4)

---------------------
*        Less than 1%.

(1) Each of the persons listed above has sole voting and investment power with respect to all shares shown in the table as beneficially owned by such person.

(2) See note 3 of the table under the caption "Security Ownership of Certain Beneficial Owners" above.

(3)      Includes 250,000 options to purchase common stock at $.50 per share.

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

         On August 22, 1994 (immediately prior to the closing under the Private Placement), (i) the Company and Mr. Zizza entered into an employment agreement providing for the employment of Mr. Zizza through December 31, 1999 as President, Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $200,000 (subject to increase, in the discretion of the Board, if the Company acquires one or more new businesses, to a level commensurate with the compensation paid to the top executives of comparable businesses), and (ii) the Company and Dominic Bassani entered into a consulting agreement providing for Mr. Bassani to serve as a consultant to the Company for a five year period and to provide during such period such financial advisory services and assistance as the Company may request in connection with arranging for financing for the Company (including pursuant to the Private Placement) and in connection with the selection and evaluation of potential acquisitions. The consulting agreement with Mr. Bassani was mutually terminated in July 1995. If the Company acquires any business with annual revenues in the year immediately prior to such acquisition of at least $25 million (an "Acquired Business"), Mr. Zizza will be entitled to a bonus for each year of his employment following such acquisition (including the portion of the year immediately following such acquisition), based on specified percentages of the total pre-tax income of all Acquired Businesses for such year or portion thereof ("Acquired Business Pre-Tax Income"). For this purpose, Acquired Business Pre-Tax Income excludes any income earned by Acquired Businesses prior to their acquisition by the Company, any earnings attributable to any minority interest in Acquired Businesses, and any extraordinary items. The bonus for Mr. Zizza for each such year (or portion thereof) will be an amount equal to one-half of (i) 10% of the first $1,000,000 of all Acquired Business Pre-Tax Income for such year (or portion thereof), (ii) 9% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $1,000,000 up to but not exceeding $2,000,000,

PLUS (iii) 8% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $2,000,000 up to but not exceeding $3,000,000, PLUS (iv) 7% of all Acquired Business Pre-Tax Income for such year (or portion thereof) above $3,000,000 up to but not exceeding $4,000,000, plus (v) 6% of all Acquired Business Pre-Tax Income for such year above $4,000,000 up to but not exceeding $5,000,000, (vi) 5% of all Acquired Business Pre- Tax Income for such year above $5,000,000.

         The Company also granted (i) to Mr. Zizza options to purchase a total of 10,250,000 shares of Common Stock: 4,250,000 exercisable at $.50 per share, 3,000,000 exercisable at $.75 per share, and 3,000,000 exercisable at $1.00 per share; and (ii) to Mr. Bassani warrants to purchase a total of 7,750,000 shares of Common Stock: 1,750,000 exercisable at $.50 per share, 3,000,000 at $.75 per share, and 3,000,000 at $1.00 per share. In July 1995, Mr. Zizza purchased all the warrants held by Mr. Bassani. At the time of such purchase, the Board consented to the transaction and amended the Bassani warrants to make their expiration date co-terminus with the other warrants which had been issued to Mr. Zizza. The $.50 per share options are exercisable immediately; the $.75 and $1.00 per share options will not be exercisable until such time as (i) the Company has raised at least $10 million of equity, (ii) the Company has consummated an acquisition of a business with annual revenues in the year immediately prior to such acquisition of at least $25 million, and (iii) the fair market value of the Common Stock (as measured over a period of 30 consecutive days) has equalled or exceeded $1.00 per share. The options and warrants held by Mr. Zizza will terminate on the fifth anniversary of the date of grant, subject to earlier termination under certain circumstances in the event of his death or the termination of his employment. The Company also granted to Mr. Zizza one demand registration right (exercisable only if the Company is eligible to file a registration statement on Form S-3 or a form substantially equivalent thereto) and certain "piggyback" registration rights with respect to the shares of Common Stock purchasable upon exercise of the options or warrants granted to him.

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
                     --------------------
                     The following financial statements are
                     included in Part II, Item 8 of this Annual
                     Report on Form 10-K:

                     Report of Independent Public
                     Accountants as of December 31, 1996,
                     1995 and 1994.                                    F-2

                     Consolidated Balance Sheets, December

                     31, 1996 and 1995.                                F-3 - F-4

                     Consolidated Statements of Operations,
                     Years Ended December 31, 1996, 1995
                     and 1994.                                         F-5

                     Consolidated Statements of Changes in
                     Shareholders' Equity (Deficit), Years
                     Ended December 31, 1996, 1995 and 1994.           F-6

                     Consolidated Statements of Cash Flows,
                     Years Ended December 31, 1996, 1995
                     and 1994.                                         F-7

                     Notes to Consolidated Financial                  F-8 - F-19
                     Statements.

     a.    (2)       SCHEDULE

                     The following schedule for the Years
                     Ended December 31, 1996, 1995 and 1994
                     are submitted herewith:

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

           (b)       REPORTS  ON FORM 8-K

                     There was one report on Form 8-K filed during the last quarter covered by this report, dated November, 1996.

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

/s/ Salvatore J. Zizza
----------------------------  Chairman of the Board Director      March 25, 1997
Salvatore J. Zizza            and President Chief Executive
                              Officer (Chief Financial Officer)

/S/ Robert A. Bruno
----------------------------  Vice President, General             March 25, 1997
Robert A. Bruno               Counsel, Secretary and Director

/s/ Richard L. Bready
----------------------------   Director                           March 25, 1997
Richard L. Bready

----------------------------   Director                           March   , 1997
Charles A. Gargano

----------------------------   Director                           March , 1997
Anthony F.L. Amhurst

/s/ Salvatore M. Salibello     Director                           March 25, 1997
----------------------------
Salvatore M. Salibello

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants as of
 December 31, 1996, 1995 and 1994                                       F-2

Consolidated Balance Sheets, December 31, 1996 and 1995             F-3 and F-4

Consolidated Statements of Operations, Years Ended
 December 31, 1996, 1995 and 1994                                       F-5

Consolidated Statements of Changes in Shareholders' Equity,
 (Deficit) Years Ended December 31, 1996, 1995 and 1994                 F-6

Consolidated Statements of Cash Flows, Years Ended
 December 31, 1996, 1995 and 1994                                       F-7

Notes to Consolidated Financial Statements                          F-8 to F-19

Schedule, Years Ended December 31, 1996, 1995 and 1994

  II - Valuation and Qualifying Accounts                                 S-1

All other schedules are omitted because the required information is either or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of
The Lehigh Group Inc.:

We have audited the accompanying consolidated balance sheets of The Lehigh Group Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Lehigh Group Inc. and subsidiaries at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                                  /S/ BDO SEIDMAN, LLP
                                                  --------------------
                                                      BDO Seidman, LLP

New York, New York
February 18, 1997

THE LEHIGH GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                     1996             1995
--------------------------------------------------------------------------------
                                       (in thousands except for per share data)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                            $  471          $  347
Accounts receivable, net of allowance for             3,581           4,335
  doubtful accounts of $342 and $174 (notes 6
  and 10)

Inventories (Note 6)                                  1,215           1,823
Prepaid expenses and other current assets               279              22
                                                     ------          ------

  Total current assets                                5,546           6,527

Property, plant and equipment, net of                    50              61
  accumulated depreciation and amortization
  (Notes 5 and 6)

Other assets                                             29              34
                                                     ------          ------

  TOTAL ASSETS                                       $5,625          $6,622
                                                     ======          ======



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                1996                      1995

-------------------------------------------------------------------------------------------------------------------

                                                                           (in thousands except for per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Current maturities of long-term debt (Note 6)                                       390                  $     510
Note payable-bank (Note 6)                                                           -                         360
Accounts payable                                                                    954                      1,839
Accrued expenses and other current liabilities (Notes 5, 6 and 8)                 1,642                      1,381
                                                                               --------                  ---------

Total current liabilities                                                         2,986                      4,090
                                                                               --------                  ---------

Long-term debt, net of current maturities (Note 6)                                2,725                      2,080
                                                                               --------                  ---------

Deferred credit applicable to the sale of

   discontinued operations (Note 4)                                                  -                         250
                                                                               --------                  ---------

Commitments and Contingencies (Notes 6 and 8)

SHAREHOLDERS' EQUITY (DEFICIT):

Preferred stock, par value $.001; authorized

  5,000,000 shares, none issued                                                      --                         --

Common stock, par value $.001 authorized
  shares  100,000,000,  in 1996 and 1995; shares
  issued  10,339,250 in 1996 and 1995 which
  excludes 3,016,249 and 3,016,249 shares held
  as treasury stock in 1996 and 1995, respectively                                   11                         11
Additional paid-in capital (Note 6)                                             106,594                    106,594
Accumulated deficit from January 1, 1986                                       (105,037)                  (104,749)
Treasury stock - at cost                                                         (1,654)                    (1,654)
                                                                               ---------                 ----------

Total shareholders' equity (deficit)                                                (86)                       202
                                                                               ---------                 ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                           $  5,625                  $   6,622
                                                                               =========                 =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                                    1996             1995              1994
-------------------------------------------------------------------------------------------------------------------

                                                                       (in thousands except for per share data)

Revenues earned (Note 10)                                               $10,446          $12,105           $12,247

Costs of revenues earned                                                  7,134            8,628             8,577
                                                                        --------         --------          -------
Gross Profit                                                              3,312            3,477             3,670

Selling, general and administrative expenses                              3,874            3,994             4,187
                                                                        --------         --------          -------

Operating loss                                                             (562)            (517)             (517)
                                                                        --------         --------          --------

Other income (expense):

   Interest expense                                                        (471)            (433)             (398)
   Interest and other income (Note 6)                                       113              392               505
                                                                        --------         --------          -------
                                                                           (358)             (41)              107



Loss before discontinued operations and extraordinary item                 (920)            (558)             (410)
Income from discontinued operations (Note 4)                                250              250             5,000
                                                                        --------         --------          -------
Income (loss) before extraordinary item                                    (670)            (308)            4,590
Extraordinary item:

   Gain on early extinguishment of debt (Note 6)                            382              -                  -
                                                                        --------       ----------          -------

Net income (loss)                                                       $  (288)         $  (308)          $ 4,590
                                                                        ========         ========          =======

EARNINGS PER SHARE - PRIMARY AND FULLY DILUTED

   Loss before discontinued operations and extraordinary item           $ (0.09)         $ (0.05)          $ (0.04)
   Income from discontinued operations                                     0.02             0.02              0.49
   Income (loss) before extraordinary item                                (0.07)           (0.03)             0.45
   Net Income (loss)                                                      (0.03)           (0.03)             0.45

Weighted average Common Shares

AND SHARE EQUIVALENTS OUTSTANDING

   Primary and Fully diluted                                         10,339,250       10,339,250        10,169,000
                                                                     ===========      ===========       ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 1996, 1995 and 1994
----------------------------------------------------------------------------------------------------------------------------------
                           (in thousands)
                               Preferred
                                  Stock                Common Stock
                                  -----                ------------

                                                                               Additional                  Treasury
                                   Number of                 Number of         Paid-In      Deficit From    Stock
                                     Shares    Amount     Shares     Amount    Capital      Jan. 1, 1986     At Cost     Total
                                    --------   ------     -------    ------   ---------     ------------    ---------    ------

Balance January 1, 1994              --      $  --        7,658         $11    $105,575      $(109,031)     $(1,654)   $(5,099)


Issuance of common
   stock in connection

   with private placement                                 2,681                   1,019                                  1,109

Net Income                           --      $  --          --          --                       4,590          --       4,590
                                  ------     ------     -------      ------    --------      ---------      -------    ------

Balance December 31, 1994                       --       10,339         $11    $106,594      $(104,441)     $(1,654)   $   510
                                  ======     ======      ======         ===    ========      ==========     ========   =======


Net Loss                             --         --          --          --                    $   (308)         --     $  (308)
                                  ------     ------     -------      ------    --------       ---------     -------    --------

Balance December 31, 1995                    $  --       10,339         $11    $106,594      $(104,749)     $(1,654)   $   202
                                  ======     ======      ======         ===    ========      ==========     ========   =======


Net Loss                             --         --          --         $                     $    (288)         --     $   288
                                 =======     ======     =======        ====    ========      ==========     =======    =======


Balance December 31, 1996           --       $  --       10,339         $11    $106,594      $(105,037)     $(1,654)   $    86
                                 =======     ======      ======         ===    ========      ==========     ========   =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 11)

Years Ended December 31,                                            1996             1995              1994
-----------------------------------------------------------------------------------------------------------
                                                                                (in thousands)

Cash flows from operating activities:

   Net income (loss)                                              $ (288)           $(308)           $4,590
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:

      Gain on early extinguishment of debt                          (382)              --               --
      Depreciation and amortization                                   29               65                69

Deferred credit applicable to sale of discontinued
   operations                                                       (250)            (250)           (5,000)

Changes in assets and liabilities:
   Accounts receivable                                               754              276                93
   Inventories                                                       608              (78)             (108)
   Prepaid expenses and other current assets                        (257)                                55
   Other assets                                                        5               (1)                6


   Accounts payable                                                 (885)             (72)               64
   Accrued expenses and other current liabilities                    442              101                81
                                                                   ------           ------            -----
   Net cash used in operating activities                            (224)            (267)             (160)
                                                                   ------           ------            ------

Cash flows from investing activities:
   Capital expenditures                                              (18)             (21)              (39)

Cash flows from financing activities:
   Repayment of capital leases                                       (10)             (20)               (3)
   Net payments under bank debt                                   (2,340)            (270)             (360)
   Payment on subordinated debenture                                    (9)            --                --
   Net proceeds from sale of stock                                    --               --             1,019
   Issuance of convertible debenture                                 300               --                --
   Net borrowings from C.I.T. revolver                             2,425

   Net cash provided by (used in) financing activities               366             (290)              656
                                                                   ------           ------            -----

Net change in cash and cash equivalents                              124             (578)              457
Cash and cash equivalents at beginning of period                     347              925               468
                                                                   ------           ------            -----

Cash and cash equivalents at end of period                        $  471            $ 347             $ 925
                                                                   ======           ======            =====


The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

1 - GENERAL

         The Lehigh Group Inc. (the "Company"), through its wholly owned subsidiary, HallMark Electrical Supplies Corp. ("HallMark"), is engaged in the distribution of electrical supplies for the construction industry both domestically (primarily in the New York Metropolitan area) and for export. HallMark was acquired by the Company in December 1988. HallMark's sales include electrical conduit, armored cable, switches, outlets, fittings, panels and wire which are purchased by HallMark from electrical equipment manufacturers in the United States. Approximately 70% of HallMark's sales are domestic and 30% are export. Export sales are made by sales agents retained by HallMark. Distribution is made in approximately 26 countries.

         Export sales as a percentage of total sales are summarized as follows:

                           1996             1995              1994
                           ----             ----              ----

   Central America         10%              16%               14%
   South America            8%              18%               16%
   Caribbean                6%               6%                -
   West Indies              2%               -                 6%
   Other                    4%               -                 2%
                           ---              ---               ---
          Total            30%              40%               38%
                           ===              ===               ===

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

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided over the life of each respective lease.

INCOME TAXES - The Company uses the liability method of accounting for deferred income taxes. The provision for income taxes typically includes Federal, state and local income taxes currently payable and those deferred because of temporary timing differences between the financial statement and tax bases of assets and liabilities. The financial statements do not include a provision for income taxes due to the Company's net operating losses.

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

STOCK OPTIONS - The Company uses the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123 "According for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options.

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

LONG-LIVED ASSETS - The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived-Assets to be Disposed Of" in 1996. The Company reviews certain long-lived assets and identifible intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts. The Company has determined that no impairment loss needs to be recognized for long lived assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value at December 31, 1996, because of the relative short maturities of these instruments. It is not possible to presently determine the market value of the long term debt and notes payable given the Company's current financial condition.

STATEMENTS OF CASH FLOWS - Cash equivalents include time deposits with original maturities of three months or less.

REVENUE RECOGNITION - Revenue is recognized when products are shipped or when services are rendered.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

3 - MERGER

         On October 29, 1996, the Company and First Medical Corporation ("FMC") entered into a Merger Agreement. Under the terms of the Merger Agreement, each share of the FMC Common Stock would be exchanged for (i) 1,033.925 shares of Lehigh Common Stock and (ii) 95.1211 shares of Lehigh Preferred Stock. Each share of Lehigh Preferred Stock will be convertible into 250 shares of Lehigh Common Stock and will have a like number of votes per share, voting together with the Lehigh Common Stock. Currently, there are outstanding 10,000 shares of FMC Common Stock. As a result of these actions, immediately following the Merger, current Lehigh stockholders and FMC stockholders will each own 50% of the issued and outstanding shares of Lehigh Common Stock. In the event that all of the shares of Lehigh Preferred Stock issued to the FMC stockholders are converted into Lehigh Common Stock, current Lehigh stockholders will own approximately 4% and FMC stockholders will own approximately 96% of the issued and outstanding shares of Lehigh Common Stock. In addition, under the terms of the Merger Agreement Lehigh will be renamed "First Medical Group, Inc.". Although the Company has entered into this merger agreement, there can be no assurance at this time that the Company will be able to consummate this transaction.

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

                       1992                     $ 2,376
                       1993                     $ 1,760
                       1994                     $ 5,000
                       1995                     $   250
                       1996                     $   250

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

5 - PROPERTY, PLANT AND EQUIPMENT

                                         December 31
                                    ----------------------        Estimated
                                                                  Useful Lives
                                                              ---------------

                                    1996           1995
                                    ----------    --------

Machinery and equipment             $ 483          $  475       3 to 5 years
Leasehold improvements                295             285     Term of leases
                                    -----          -----
                                      778             760

Less accumulated depreciation and

   amortization                     (728)           (699)
                                    -----         ------
                                    $  50           $  61
                                    =====         ======




6 - LONG-TERM DEBT

                                                           December 31,
                                                    ----------------------------

                                  Interest Rate          1996           1995
                                  -------------

Subordinated Debentures           14-7/8%             $    290      $    400
Senior Subordinated Notes         13-1/2%                  100           100

Convertible Debenture              10.25%                  300            --
Note Payable-BNL                   10.56%                   --         2,440

Revolving Credit Facility-CIT      10.56%                2,425            --
Other Long-Term Debt               10.25%                  --             10
                                                      --------      --------
                                                         3,115         2,950

Less Current Portion                                     (390)         (870)
                                                      --------      --------
   Total Long-Term Debt                               $  2,725      $  2,080
                                                      ========      ========



         SUBORDINATED DEBENTURES AND SENIOR SUBORDINATED NOTES

         On March 15, 1991, pursuant to a restructuring done by the Company (the "1991 Restructuring"), the holders of $8,760,000 principal amount of the 14-7/8% Debentures exchanged such securities, together with the accrued but unpaid interest thereon, for $2,156,624 principal amount of Class B Notes and 53,646,240 shares of Common Stock. Additionally, the holders of $33,840,000 principal amount of the 13- 1/2% Notes exchanged such securities, together with the accrued but unpaid interest thereon, for $8,642,736 principal amount of Class B Notes and 212,650,560 shares of Common Stock.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

         The Company was in default of certain covenants to the holders of Class A Notes and Class B Notes (the "Notes") at December 31, 1992 and 1991 and, as a consequence, the Notes were classified as current in the 1992 and 1991 Financial Statements. The Company continues to be in default in the payment of interest (approximately 628,000 and $653,000 of interest is past due as of December 31, 1996 and 1995) on the $500,000 principal amount of 13-1/2% Notes and 14-7/8% Debentures that were not tendered in the Company's 1991 Restructuring. In May 1993 the Company reached an agreement (the "1993 Restructuring") whereby participating holders of the Notes ("Noteholders") surrendered their Notes, together with a substantial portion of their Common Stock, and, in exchange therefore, the Noteholders acquired, through a newly formed corporation ("LVI Holding"), all of the stock of LVI Environmental Services Group Inc. ("LVI Environmental"), a subsidiary of the Company that conducted its asbestos abatement operations. Management of LVI Environmental have a minority equity interest in LVI Holding. As a consequence, the Company's outstanding consolidated indebtedness was reduced from approximately $45.9 million to approximately $3.6 million (excluding approximately $120,944 of indebtedness under Class B Notes that LVI Holding agreed to pay in connection with the 1993 Restructuring but for which the Company remains liable). Since the Noteholders were also principal stockholders of the Company, the gain from this transaction, net of the carrying value of LVI Environmental, was credited directly to additional paid-in capital.

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

         Included in interest and other income in 1996 and 1995 is approximately $106,000 and $380,000 respectively of other income which represents an adjustment to the value of certain items which relate to the Company's 1991 Restructuring.

         During 1996, the Company retired $110,000 of the 14-7/8% debentures plus accrued and unpaid interest of $181,000 for approximately $9,000. The gain on extinguishment of debt of approximately $282,000 is included in extraordinary item of $382,000.

         The  Company  continues  to be in  default in the  payment of  interest
(approximately $628,000 and $653,000 at December 31, 1996 and 1995, respectively) and principal approximately $390,000 and $500,000 at December 31, 1996 and 1995 respectively on the 13-1/2 Notes and 14-7/8 Debentures not tendered in the Company's 1991 Restructuring. The principal of $390,000 and $500,000 is included as current maturities of long term debt and the unpaid interest is included in accrued expenses and other current liabilities.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

REVOLVING CREDIT FACILITY

         In November 1996, HallMark entered into a three year revolving credit facility with a financial institution, which provides a maximum line of credit equal to the lesser of eligible accounts receivable and inventory or $5 million. The credit facility bears interest at the prime rate plus 2%, and is collaterized by the Company's accounts receivable, inventory and property and equipment.

         The Company used proceeds from the revolving credit facility to pay down its outstanding note payable with a bank. The extinguishment of debt resulted in a gain of approximately $100,000. This gain is included in the extraordinary item of $382,000.

CONVERTIBLE DEBENTURE

         On October 29, 1996 in connection with the execution of the definitive merger agreement described in Note 3 between the Company and FMC, the Company issued a convertible debenture in the amount of $300,000 plus interest at two (2%) percent per annum over the prime lending rate of Chase Manhattan Bank, N.A. payable on the first day of each subsequent month next ensuing through and including twenty four months thereafter. On the twenty fourth month, the outstanding principal balance and all accrued interest shall become due and payable.

         The proceeds of the loan from FMC were used to satisfy the loan the Company previously obtained from DHB Capital Group Inc. on June 11, 1996. On February 7, 1997, First Medical Corporation elected to convert the debenture in 937,500 shares of the Company's common stock.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

7 - INCOME TAXES

         At December 31, 1996 and 1995, the Company had a net deferred tax asset amounting to approximately $2.2 and $1.6 million respectively. The net deferred tax asset consists primarily of net operating loss ("NOL") carryforwards, and temporary differences resulting from inventory and accounts receivable reserves, and it is fully offset by a valuation allowance of the same amount due to uncertainty regarding its ultimate utilization. The following is a summary of the significant components of the Company's deferred tax assets and liabilities.

   December 31,                            1996               1995
   ------------

   Deferred tax assets:

    Nondeductible accruals and allowances $  206            $   65
    Net operating loss carryforward        2,008             1,575
                                          ------            ------
                                           2,214             1,640
   Deferred tax liabilities:

    Depreciation and amortization             30                30
                                          ------            ------

   Net deferred tax asset                 $2,184            $1,610
   Less:  Valuation Allowance              2,184             1,610
                                          ------            ------

   Deferred Income Taxes                      -                 -
                                          ------             ------
                                              -                 -
                                          ======             ======


         The Company did not have Federal taxable income in 1996, 1995 and 1994 and, accordingly, no Federal taxes have been provided in the accompanying consolidated statements of operations. As of December 31, 1996, the Company had NOL carryforwards of approximately $5 million expiring through 2011.

8 - COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company and its subsidiaries lease machinery, office and warehouse space, as well as certain data processing equipment and automobiles under operating leases. Rent expense aggregated $165,000, $177,000, and $148,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

         Future minimum annual lease commitments, primarily for office and warehouse space, with respect to non-cancelable leases are as follows:

                        1997                                104
                        1998                                105
                        1999                                114
                        2000                                118
                        2001                                121
                  Thereafter                                313
                                                         ------
                                                         $  875
                                                         ======

         In addition to the above, certain office and warehouse space leases require the payment of real estate taxes and operating expense increases.

         EMPLOYMENT AGREEMENTS

         On August 22, 1994 the Company and Mr. Salvatore Zizza entered into an employment agreement providing employment to Mr. Zizza through December 31, 1999 as President, Chairman of the Board and Chief Executive Officer of the Company at an annual salary of $200,000. On December 20, 1996, the Company agreed to extend Mr. Zizza's employment contract through December 31, 2000.

         On January 1, 1995 the Company and Mr. Robert Bruno entered into an employment agreement providing employment to Mr. Bruno through December 31, 1999 as Vice President and General Counsel of the Company at an annual salary of $150,000. The agreement calls for deferral of $50,000 of Mr. Bruno's salary each year until the Company's annual revenues exceed $25 million. The $50,000 deferral has not been accrued due to uncertainty regarding the Company achieving $25 million in sales. On December 20, 1996, the Company agreed to extend Mr. Bruno's employment agreement through December 31, 2000. Mr. Bruno reduced his annual salary to $120,000 no part of which shall be deferred pending consummation of the proposed merger with First Medical Corporation.

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

         The Superior Court by decision docketed April 10, 1995 entered judgement in favor of the former employees of Dori Shoe Company against Dori Shoe and the Company in the amount of $260,969. plus prejudgment interest and reasonable attorneys' fees and costs to the Plaintiff upon their application pursuant to Maine Rules of Civil Procedure 54(b) (3) (d). Interest and other fees are approximately $100,000 at December 31, 1996. The Company filed a timely appeal appealing the decision and the matter was argued before the Maine Supreme Judicial Court on December 7, 1995. On February 18, 1997 the Supreme Judicial Court of Maine affirmed the Superior Court's decision. The Company is currently considering an appeal to the United States Supreme Court. Approximately $350,000 has been accrued by the Company relating to this judgment.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

9 - STOCK OPTIONS

         The following table contains information on stock options for the three year period ended December 31, 1996:

                                                         Exercise price   Weighted
                                    Option shares        range per share  average price
-----------------------------------------------------------------------------------------


Outstanding January 1, 1994              0                 0                      0

Granted                               18,402,187    $0.50 to $1.00            $0.75
Exercised                                0                 0                      0
Forfeited                                0                 0                      0
-----------------------------------------------------------------------------------------


Outstanding December 31, 1994         18,402,187    $0.50 to $1.00            $0.75

Granted                                  295,000         $0.50                $0.50
Exercised                                0                 0                      0
Forfeited                                0                 0                      0
-----------------------------------------------------------------------------------------


Outstanding December 31, 1995         18,697,187    $0.50 to $1.00            $0.75

Granted                                   55,000         $0.50                $0.50
Exercised                                0                 0                      0
Forfeited                                0                 0                      0
-----------------------------------------------------------------------------------------


Outstanding December 31, 1996         18,752,187    $0.50 to $1.00            $0.75


         The Company issues stock options from time to time to certain employees and outside directors. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for stock options issued. Under APB Opinion 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         FASB Statement 123, "Accounting for Stock-Based Compensation", requires the Company provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no dividends paid for both years; expected volatility of 30% for both years;
risk-free interest rates of 6.78% and 6.42%; and expected lives of 4 and 5 years.

         Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(TABLES INCLUDED IN THE FOOTNOTES ARE IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                     1996              1995
                                                     ----              ----

   Net loss

     As reported                                     (288)             (308)
     Pro forma                                       (304)             (310)

   Primary earnings per share

     As reported                                    (0.03)            (0.03)
     Pro forma                                      (0.03)            (0.03)

   Fully diluted earnings per share

     As reported                                    (0.03)            (0.03)
     Pro forma                                      (0.03)            (0.03)


The following table summarizes information about stock options outstanding at December 31, 1996.

                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                        -------------------               -------------------

                                Weighted-
                                Average       Weighted-               Weighted-
Range of          Number        Remaining     Average    Number       Average
Exercise          Outstanding   Contractual   Exercise   Exercisable  Exercise
 Peixwa           at 12/31/96       Life       Price     at 12/31/96   Prices
 ------           -----------       ----       -----     -----------   ------

$0.50 to $1.00    18,752,187     3 years       $0.75     6,752,187        $0.50

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

10 - SIGNIFICANT CUSTOMER

Sales to a customer accounted for approximately 21%, 25%, and 22% for years ended December 31, 1996, 1995 and 1994, respectively. This customer accounted for approximately 14%, 21% and 15 % of accounts receivable on December 31, 1996, 1995, and 1994, respectively.

11 - SUPPLEMENTARY INFORMATION

STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,
                                 1996 1995 1994

Cash paid during the year for:

  Interest                   $252              $278             $264
  Income taxes                  1                12               78


Supplemental disclosure of non-cash financing activities:

DECEMBER 31, 1996 AND 1995

Accounts payable and operating loss were both reduced by approximately $106,000 and $380,000 for December 31, 1996 and 1995, respectively relating to an adjustment to the value of certain items which relate to the Company's 1991 Restructuring.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1996, 1995 and 1994

                          (Dollar Amounts in Thousands)

                                                    Balance at      Charged to
                                                    Beginning       Costs and   Charged to        Other Charges       Balance at
December 31,          Description                   of Year         Expenses    Other Accounts    Add (Deduct)        End of Year
------------------------------------------------------------------------------------------------------------------------------------


  1996        Allowance for doubtful
               accounts                            $   174           38            --                206               $    342

              Inventory obsolescence reserve       $   158           --            33                 50               $    175


  1995        Allowance for doubtful
               accounts                            $   275           --            --               (101)              $    174

              Inventory obsolescence reserve       $   158           --            --                                  $    158


  1994        Allowance for doubtful
               accounts                            $   300                         --                (25)              $    275

              Inventory obsolescence reserve       $   158           --            --                                  $    158

                                  EXHIBIT INDEX

EXHIBIT

2 Agreement and Plan of Merger, dated as of October 29, 1996, between the Company, the Company's Acquisition Corp., and First Medical Corporation, as amended (filed as Appendix A to the Joint Proxy Statement/Prospectus (incorporated by reference to Exhibit 2.1 to the
                       Company's  Form S-4  Amendment  No. 1 dated  December 27,
                       1996).

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

3(j) Amended and Restated By-laws of the Company, as amended to date (incorporated by reference to Exhibit 3(ii) to the Registrant's Current Report of Form 8-K dated July 17, 1996).

4(a) Form of Indenture, dated as of October 15, 1985, among Registrant, NICO, Inc. and J. Henry Schroder Bank & Trust Company, as Trustee, including therein the form of the subordinated debentures to which such Indenture relates (incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated November 7,
                       1985).

4(b) Amendment to Indenture dated as of March 14, 1991 referenced to in Item 4(b)(1) (incorporated by reference to Exhibit 4(b)(2) to Registrant's Annual Report on Form 10- K for the year ended December 31, 1990).

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

10(m)                  Employment  Agreement  between  the Company and Robert A.
                       Bruno dated January 1, 1995 (incorporated by reference to
                       Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

27* Financial Data Schedule to the Company's 10-K for the year ended December 31, 1995. *Filed herewith.

The Company will provide a copy of any of the exhibits included in this Annual Report on Form 10-K upon written request and payment of a fee to cover the reasonable expense of furnishing such exhibits to The Lehigh Group Inc., 810 Seventh Avenue, New York, New York, 10019, Attention: Secretary (Telephone:
(212) 333-2620).