Form 10-Q
period 1996-12-31
LEHIGH GROUP INC
filed 1997-05-09
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For Quarter Ended March 31, 1997...Commission File Number 1-155

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

                                                       YES     X      NO
                                                            -------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 OUTSTANDING AT MAY 1, 1997
--------------------------------------------------------------------------------
Common Stock, par value                             11,276,750 shares
    $.001 per share

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Statements of Operations -
              Three Months Ended March 31, 1997 and 1996                   1

              Consolidated Balance Sheets -

              March 31, 1997 and December 31, 1996                         2-3

              Consolidated Statement of Changes in
              Shareholder Equity (Deficit)

              Three Months Ended March 31, 1997 and 1996                   4

              Consolidated Statements of Cash Flows -

              Three Months Ended March 31, 1997 and 1996                   5

              Notes to Consolidated Financial Statements                   6

  Item 2.     Management's Discussion and Analysis of

              Financial Condition and Results of Operations                7-8

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                            9

  Item 3.     Defaults upon Senior Securities                              9

  Item 6.     Exhibits and Reports on Form 8-K                             9

                         PART I - FINANCIAL INFORMATION
                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

THREE MONTHS ENDED MARCH 31,                               1997           1996
--------------------------------------------------------------------------------

Revenues earned                                    $      2,525    $      3,120

Cost of revenues earned                                   1,605           2,203
                                                   ------------    ------------
  Gross profit                                              920             917

Selling, general and administrative expenses                845             994
                                                   ------------    ------------
  Operating income (loss)                                    75             (77)

Other income (expense):

  Interest expense                                         (119)           (107)
  Interest and other income                                   6               3
  Amortization of deferred finance                           (7)           --
                                                   ------------    ------------
                                                           (120)           (104)

Loss before income taxes                                    (45)           (181)
                                                   ------------    ------------


  Net Loss                                         $        (45)   $       (181)
                                                   ============    ============

Loss per share-Primary and Fully Diluted

  Net Loss                                         $      (0.01)   $      (0.02)


Weighted average Common Shares
 and share equivalents outstanding

 Primary and Fully diluted                           10,891,333      10,339,250
                                                   ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 March 31,          December 31,
                                                   1997                  1996
                                                 ---------          ------------
                                                (Unaudited)           (Audited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                           $  586             $  471
Accounts receivable, net of
 allowance for doubtful
 accounts of $342 and $342                           4,051              3,581
Inventories, net                                     1,421              1,215
Prepaid expenses and other current assets              179                279
                                                    ------             ------

     Total current assets                            6,237              5,546

Property, plant and equipment, net of
 accumulated depreciation and

  amortization                                          51                 50


Other assets                                            29                 29
                                                    ------             ------

       Total assets                                 $6,317             $5,625
                                                    ======             ======


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      March 31,    December 31,
                                                        1997            1996
                                                      ---------    ------------
                                                     (Unaudited)    (Audited)

LIABILITIES AND
  SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Current maturities of long-term debt                    $     390     $     390
Accounts payable                                            1,394           954
Accrued expenses and other liabilities                      1,612         1,642
                                                        ---------     ---------

        Total current liabilities                           3,396         2,986
                                                        ---------     ---------

Long-term debt, net of current maturities                   2,752         2,725
                                                        ---------     ---------


Commitments and contingencies                                --            --

Preferred stock, par value $.001;
 authorized 5,000,000
 shares none issued

Common stock, par value $.001
  authorized shares 100,000,000,
  in 1996 and 1995; shares issued
  10,339,250 in 1996 and 1995
  which excludes 3,016,249 shares
  held as treasury stock in 1996 and 1995,
  respectively                                                 12            11
Additional paid-in capital                                106,893       106,594
Accumulated deficit from January 1, 1986                 (105,082)     (105,037)
Treasury stock - at cost                                   (1,654)       (1,654)
                                                        ---------     ---------
        Total shareholders' equity (deficit)                  169           (86)
                                                        ---------     ---------

        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY (DEFICIT)                 $   6,317     $   5,625
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

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                        IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Additional        Accumulated         Treasury
                                            Common        Paid in          Deficit From         Stock
                                            Stock         Capital          Jan. 1, 1986        At Cost           Total
                                          --------       --------         ------------         -------          -------


Balance January 1, 1996                 $      11        $ 106,594        $(104,749)        $  (1,654)        $     202


Net loss                                     --               --               (181)             --                (181)



Balance March 31, 1996                  $      11        $ 106,594        $(104,930)        $  (1,654)        $      21
                                        =========        =========        =========         =========         =========




Balance January 1, 1997                 $      11        $ 106,594        $(105,037)        $  (1,654)        $     (86)


Debenture Conversion                    $       1              299             --                --                 300


Net loss                                     --               --                (45)             --                 (45)



Balance March 31, 1997                  $      12        $ 106,893        $(105,082)        $  (1,654)        $     169
                                        =========        =========        =========         =========         =========





The accompanying notes to consolidated financial statements are an integral part of these statements.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                         1997                    1996
------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Cash flows from operating activities:

  Net loss                                                                           $ (45)               $(181)
Adjustments to reconcile net loss to net
    cash used in operating activities:

  Depreciation and amortization                                                          1                   11
  Changes in assets and liabilities:
     Accounts Receivable                                                              (470)                 (15)
     Inventories-net                                                                  (206)                  21
     Prepaid and other current assets                                                  100                  (21)
     Accounts payable                                                                  440                   77
     Accrued expenses                                                                  (30)                  74
                                                                                     -----                -----

     Net cash used in operating activities                                            (210)                 (34)
                                                                                     -----                -----

Cash flows from investing activities:

  Capital expenditures                                                                --                   --

     Net cash provided by (used in) investing activities                                (2)                  (1)
                                                                                     -----                -----

Cash flows from financing activities:

  Net borrowings from C.I.T. Revolver                                                  327                 --
  Net payments under bank debt                                                        --                    (90)
  Repayment of Capital leases                                                         --                     (4)
  Convertible Debenture                                                               --                    300
     Net cash provided by (used in) financing activities                               327                  206
                                                                                     -----                -----

Net changes in cash                                                                    115                  171
Cash at beginning of period                                                            471                  347
                                                                                     -----                -----

Cash at end of period                                                                $ 586                $ 518
                                                                                     =====                =====





The accompanying notes to consolidated financial statements are an integral part of these statements.

THE LEHIGH GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial information for the three months ended March 31, 1997 and 1996 is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1996 Report on Form 10-K.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Loss per common share is calculated by dividing net loss by the weighted average number of common shares and share equivalents outstanding. For the periods presented, there were no common stock equivalents included in the calculation, since they would be antidilutive.

2.   SUPPLEMENTARY SCHEDULE

                                                          1997            1996
                                                          ----            ----
                                                             (in thousands)

Statement of cash flows
 Three months ended March 31,

Cash paid during the three months for:

 Interest                                                   $ 76          $ 64
 Income taxes                                                  1             4


Supplemental disclosure of non-cash financing activities:

On February 7, 1997, First Medical Corporation elected to convert the debenture into 937,500 shares of the Company's common stock.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER OF 1997 IN COMPARISON
WITH FIRST QUARTER OF 1996

      Revenues earned for the first quarter of 1997 were $2.5 million, a decrease of $595,000 or 19% compared to the first quarter of 1996. This decrease in revenues was due to the sale of HallMark's export operation in Miami.

      Gross profit as a percentage of revenues earned increased to 36% in the first quarter of 1997, from 29% in the first quarter of 1996 as a result of closing HallMark's export operation in Miami, which operated at lower gross margins.

      Selling, general and administrative expenses decreased by $149,000 in the first quarter of 1997 or 15% as compared to the first quarter of 1996. The decrease was due mostly to the sale of HallMark's export operation in Miami.

      The factors discussed above resulted in an operating income of $75,000 in the first quarter of 1997, as compared to an operating loss of $77,000 in the first quarter of 1996.

      There was no provision for income taxes in both 1997 and 1996 due to the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997 the Company had working capital of $2.8 million (including cash of $586,000). At December 31, 1996 the Company had working capital of $2.6 million (including cash of $471,000).

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

     The proceeds of the loan from First Medical Corporation were used to satisfy the loan the Company previously obtained from DHB on June 11, 1996. On February 7, 1997, First Medical Corporation elected to convert the debenture into 937,500 shares of the Company's common stock.

     The Company continues to be in default in the payment of interest (approximately $664,000 interest was past due as of March 31, 1997) on the $390,000 aggregate principal amount of its 13-1/2% Senior Subordinated Notes due May 15,1998 ("13-1/2% Notes") and 14-7/8% Subordinated Debentures due October 15, 1995 ("14-7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13-1/2% Notes and 14-7/8% Debentures (with the execption of certain of the 14-7/8 Subordinated Debentures which were retired during 1996). The Company does not presently have sufficient funds to repay its outstanding indebtedness under the 13-1/2% Notes and 14-7/8% Debentures.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company continues to be in default in the payment of interest (approximately $664,989 interest is past due as of March 31, 1997) on $390,000 principal amount of 13- 1/2% Notes and 14-7/8 Debentures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE LEHIGH GROUP INC.



                                      By: /S/ Salvatore J. Zizza
                                          -------------------------------
                                          Salvatore J. Zizza
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Dated:  May 1, 1997