Form 10-Q
period 1997-06-30
LEHIGH GROUP INC
filed 1997-08-18
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

             For Quarter Ended June 30, 1997...Commission File Number 1-155

                              THE LEHIGH GROUP INC.

                 (Exact name of Registrant as specified in its charter)

          Delaware                                         13-1920670
--------------------------------------------------------------------------------
State or other jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

1055 Washington Blvd., Stamford, CT                                 06903
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               (203) 327-0900
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

                                                              YES     X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at July 31, 1997
------------------------------------            ----------------------------
Common Stock, par value                               22,553,500 shares
    $.001 per share

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Operations -
           Three Months Ended June 30, 1997 and 1996
           and Six Months Ended June 30, 1997 and 1996                    1

           Consolidated Balance Sheets -
           June 30, 1997 and December 31, 1996                            2-3

           Consolidated Statements of Changes in
           Shareholders' Deficit - Six Months
           Ended June 30, 1997                                            4

           Consolidated Statements of Cash Flows-
           Six Months Ended June 30, 1997 and 1996                        5

           Notes to Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis of

           Financial Condition and Results of Operations                  7-8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceeding                                               9

Item 3.    Defaults upon Senior Securities                                9
Item 5.    Other Information                                              9
Item 6.    Exhibits and Reports on Form 8-K                               9

                         PART I - FINANCIAL INFORMATION
                     THE LEHIGH GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,

                                                                1997            1996             1997           1996
                                                                ----            ----             ----           ----

Sales                                                         $  3,240        $  2,868        $  5,765        $  5,988

Cost of Sales                                                    2,171           1,998           3,776           4,201
                                                              --------        --------        --------        --------
Gross profit                                                     1,069             870           1,989           1,787

Selling, general and administration expenses                     1,121             970           1,966           1,969
                                                              --------        --------        --------        --------
   Operating income (loss)                                         (52)           (100)             23            (182)
                                                                                                              --------

Other income (expense):
   Interest expense                                               (118)           (113)           (236)           (220)
   Interest and other income                                         6               4              12               7
    Amortization of deferred financing                              (7)           --               (14)           --
                                                              --------        --------        --------        --------
                                                                  (119)           (109)           (238)           (213)
Loss from continuing operations
   before income taxes                                            (171)           (209)           (215)           (395)

Income taxes                                                         0               0               1               1
                                                              --------        --------        --------        --------

Net loss                                                      $   (171)       $   (209)       $   (216)       $   (396)
                                                              ========        ========        ========        ========

Loss per share
  Primary and fully diuluted                                  $   (.01)       $   (.02)       $   (.02)       $   (.04)
                                                              ========        ========        ========        ========

Weighted average number of common shares and share equivalents outstanding

Primary and Fully diluted                                       11,276          10,339          11,089          10,339
                                                              ========        ========        ========        ========


           THE LEHIGH GROUP INC. AND SUBSIDIARIESCONSOLIDATED BALANCE

                              SHEETS(IN THOUSANDS)

                                                     June 30,     December 31,
                                                      1997           1996
                                                     ------         ------

                                                   (Unaudited)     (Audited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                            $  463         $  471
Accounts receivable, net of allowance
 for doubtful account of $404 and $342                4,897          3,581
Inventories, net                                      1,645          1,215
Prepaid expenses and other current assets                91            279
                                                     ------         ------

     Total current assets                             7,096          5,546

Property, plant and equipment, net of
 accumulated depreciation and
  amortization                                           55             50


Other assets                                             26             29

       Total assets                                  $7,177         $5,625
                                                     ======         ======



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               THE LEHIGH GROUP INC. AND SUBSIDIARIES CONSOLIDATED
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            June 30,             December 31,
                                                                              1997                  1996
                                                                              ----                  ----
                                                                           (Unaudited)            (Audited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Current maturities of long-term debt                                       $     390             $     390
Accounts payable                                                               1,585                   954
Accrued expenses and other liabilities                                         1,775                 1,642
                                                                           ---------             ---------

        Total current liabilities                                              3,750                 2,986
                                                                           ---------             ---------

Long-term debt, net of current maturities                                      3,429                 2,725

Commitments and contingencies                                                   --                    --

Preferred stock, par value $.001;
 authorized 5,000,000 shares none issued

Common stock, par value $.001
 authorized shares 100,000,000 shares
 issued 10,339,250 in 1996 and 1995;
 which excludes 3,016,249 shares held as
 treasury stock in 1996 and 1995                                                  12                    11
Additional paid-in capital                                                   106,893               106,594
Accumulated deficit from January 1, 1986                                    (105,253)             (105,037)
Treasury stock - at cost                                                      (1,654)               (1,654)
                                                                           ---------             ---------

        Total shareholders' deficit                                               (2)                  (86)
                                                                           ---------             ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $   7,177             $   5,625
                                                                           =========             =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

         THE LEHIGH GROUP INC. AND SUBSIDIARIESCONSOLIDATED STATEMENT OF CHANGESIN SHAREHOLDERS' EQUITY (DEFICIT)(UNAUDITED)(IN THOUSANDS)

                                                 Additional        Accumulated        Treasury
                                Common            Paid In         Deficit From         Stock
                                 Stock            Capital         Jan. 1, 1986         At Cost           Total
                                --------------------------------------------------------------------------------

Balance January 1, 1996          $      11         $ 106,594        $(104,749)        $  (1,654)        $     202


Net loss                                --                --             (396)               --              (396)
                                 ---------         ---------        ---------         ---------         ---------
Balance June 30, 1996            $      11         $ 106,594        $(105,145)        $  (1,654)        $    (194)
                                                   =========        =========         =========         =========




Balance January 1, 1997          $      11         $ 106,594        $(105,037)        $  (1,654)        $     (86)

Debenture conversion                     1               299               --                --               300
Net Loss                                --                --        $    (216)               --              (216)
                                 ---------         ---------        ---------         ---------         ---------
Balance June 30, 1997            $      12         $ 106,893        $(105,253)        $  (1,654)        $      (2)
                                 =========         =========        =========         =========         =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

          THE LEHIGH GROUP INC. AND SUBSIDIARIESCONSOLIDATED STATEMENTS
                                  OF CASH FLOWS

                                   (UNAUDITED)

Six Months Ended June 30,                                                        1997                  1996
------------------------------------------------------------------------------------------------------------

                                                                                     (in thousands)

Cash flows from operating activities:

Net loss                                                                      $  (216)              $  (396)

Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                                                    43                    18
  Changes in assets and liabilities:
     Accounts Receivable                                                       (1,316)                 (134)
     Inventories-net                                                             (430)                  230
     Prepaid and other current assets                                             188                   (28)
     Accounts payable                                                             631                   159
     Accrued expenses                                                             129                   155
                                                                              -------               -------

     Net cash provided by (used in) operating activities                         (971)                    4
                                                                              -------               -------

Cash flows from investing activities:

  Capital expenditures                                                           --                    --
     Net cash provided by (used in) investing activities                          (41)                  (11)
                                                                              -------               -------

Cash flows from financing activities
  Net borrowings from C.I.T. Revolver                                           1,004                     0
  Net payments under bank debt                                                      0                  (180)
  Repayment of Capital leases                                                       0                    (7)
  Convertible Debenture                                                             0                   300
                                                                              -------               -------
     Net cash provided by financing activities                                  1,004                   113
                                                                              -------               -------

Net changes in cash                                                                (8)                  106
Cash at beginning of period                                                       471                   347
                                                                              -------               -------

Cash at end of period                                                         $   463               $   453
                                                                              =======               =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     THE LEHIGH GROUP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     The financial information for the three months and six months ended June 30, 1997 and 1996 is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1996 Report on Form 10-K.

     The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    Loss per common share is calculated by dividing net loss by the weighted average number of common shares and share equivalents outstanding during each period. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive.

2.   SUPPLEMENTARY SCHEDULE

                                                      1997            1996
--------------------------------------------------------------------------------
                                                         (in thousands)

Statement of cash flows
Six months ended June 30,

Cash paid during the six months for:
Interest                                           $   155          $   134
Income taxes                                             1                1


Supplemental Disclosure of non-cash financing activities:

On February 7, 1997, First Medical Corporation elected to convert the debenture into 937,500 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
SECOND QUARTER OF 1997 IN COMPARISON
WITH SECOND QUARTER OF 1996

      Revenues for the second quarter of 1997 were $3.2 million, an increase of $372,000 or 12.97% compared to the second quarter of 1996. The increase in revenues is due in part to Hallmark hiring two additional sales people with in-depth knowledge of the electrical industries.

     Gross profit as a percentage of sales increased from 30.3% in the second quarter of 1996 to 33% in the second quarter of 1997. This increase is primarily due to the closing of the Miami export operation, whose profit margins were much lower than Hallmark's New York operation.

     Selling, general and administrative expenses increased by $151,000 or 15.6% in the second quarter of 1997 as compared to the second quarter of 1996. The increase was primarily due to Hallmark hiring two additional sales people and providing for additional bad debt reserve.

     The factors discussed above resulted in an operating loss in the second quarter of 1997 of $52,000 as compared to an operating loss of $100,000 in the second quarter of 1996. There is no provision for income taxes in both 1997 and 1996 due to the Company's operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST HALF OF 1997 IN COMPARISON
WITH FIRST HALF OF 1996

     Revenues earned for the first half of 1997 were approximately $5.8 million a decrease of approximately $200,000 or 3.72% compared to the first half of 1996. This decrease in revenues was due largely to the closing of the Miami export operation. Gross profit as a percentage of sales increased from 29.9% in the first half of 1996 to 34.5% in the first half of 1997. This increase is primarily due to the closing of the Miami export operation, whose profit margins were much lower than Hallmark's New York operation.

Selling general and administrative expenses decreased by $3,000 or .15% in the first half of 1997 as compared to the first half of 1996. This decrease was due in part to the closing of the Miami export operation and the reduction of legal fees.

The factors discussed above resulted in an operating income of $23,000 for the first half of 1997, as compared to an operating loss of $182,000 for the first half of 1996. There was no provision for income taxes in both 1997 and 1996 due to the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had working capital of approximately $3.3 million (including cash and cash equivalents of $463,000), compared to working capital of $2.6 million at December 31, 1996.

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

The Company continues to be in default in the payment of interest (approximately $704,000 interest was past due as of June 30, 1997) on the $390,000 aggregate principal amount of its 13-1/2% Senior Subordinated Notes due May 15, 1998 ("13-1/2% Notes") and 14-7/8% Subordinated Debentures due October 15, 1995 ("14-7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13-1/2% Notes and 14-7/8% Debentures (with the exception of certain of the 14-7/8 Subordinated Debentures which were retired during 1996).

On April 10, 1995 a judgement was entered against the Company for $260,969 plus interest and legal fees (see "Part II, Item 1 Legal Proceedings).

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The State of Maine and Bureau of Labor Standards commenced an action in Maine Superior Court on or about November 29, 1990 against the Company and Dori Shoe Company (an indirect former subsidiary) to recover severance pay under Maine's plant closing law. The case was tried without a jury in December 1994. Under that law, an "employer" who shuts down a large factory is liable to the employees for severance pay at the rate of one week's pay for each year of employment. Although the law did not apply to the Company when the Dori Shoe plant was closed, it was amended so as to arguably apply to the Company retroactively.

The Superior Court by decision docketed April 10, 1995 entered judgement in favor of the former employees of Dori Shoe Company against Dori Shoe and the Company in the amount of $260.969.11 plus prejudgment interest and reasonable attorney's fees and costs to the Plaintiff upon their application pursuant to Maine Rules of Civil Procedure 54(b) (3) (d). The Company filed a timely appeal appealing that decision and the matter was argued before the Maine Supreme Judicial Court on December 7, 1995. Prejudgment interest will accrue at an annual rate of approximately $20,800 from November 29, 1990. On February 18, 1997, the Supreme Judicial Court of Maine affirmed the Superior Court's decision. In July 1997, the Company and the State of Maine agreed to accept $215,000 to satisfy the judgment.

The Company is involved in other minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company continues to be in default in the payment of interest (approximately $704,000 interest is past due as of June 30, 1997) on $390,000 principal amount of 13-1/2% Notes and 14-7/8 Debentures.

ITEM 5. OTHER INFORMATION.

Subsequent to the end of the period, as reported on a Form 8-K filed on July 24, 1997, Lehigh Management Corp., a subsidiary of the Company, was merged with and into First Medical Corporation ("FMC") and each outstanding share of common stock of FMC was exchanged for (i) 1,127.675 shares of Lehigh's Common Stock, par value $.001 per share ("Lehigh Common Stock"), and (ii) 103.7461 shares of Lehigh's Series A Convertible Preferred Stock, par value $.001 per share (the "Lehigh Preferred Stock"), each of which is convertible into 250 shares of Lehigh Common Stock and has a like number of votes per share, voting together with the Lehigh Common Stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE LEHIGH GROUP INC.

                                         By: /s/ Salvatore J. Zizza
                                            -----------------------
                                             Salvatore J. Zizza
                                               Executive Vice President
                                               and Chief Financial Officer

Dated:  August 18, 1997