Form 10-Q
period 1997-09-30
FIRST MEDICAL GROUP INC
filed 1997-11-14
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For Quarter Ended September 30, 1997...Commission File Number 1-155

                            FIRST MEDICAL GROUP, INC.

             (Exact name of Registrant as specified in its charter)

          DELAWARE                                              13-1920670
--------------------------------------------------------------------------------
State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

    1055 Washington Blvd., Stamford, CT                           06901
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

 Registrant's telephone number, including area code          (203) 327-0900
--------------------------------------------------------------------------------

                             The Lehigh Group, Inc.
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES     X      NO
                                                       ----------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at October 30, 1997
--------------------------------                 -------------------------------
Common Stock, par value                                  22,553,500 shares
   $.001 per share

                            FIRST MEDICAL GROUP, INC.

                                      INDEX

Part I.         FINANCIAL INFORMATION

  Item 1.       Financial Statements
                Consolidated Statements of Operations -
                Three Months Ended September 30, 1997 and 1996
                and Nine Months Ended September 30, 1997 and 1996            1

                Consolidated Balance Sheets -

                September 30, 1997 and December 31, 1996                     2

                Consolidated Statements of Changes in
                Shareholders' Equity - Nine Months

                Ended September 30, 1997 and 1996                            3

                Consolidated Statements of Cash Flows-

                Nine Months Ended September 30, 1997 and 1996                4

                Notes to Consolidated Financial Statements                   5

  Item 2.       Management's Discussion and Analysis of

                Financial Condition and Results of Operations               6-8

Part II.        OTHER INFORMATION

  Item 1.       Legal Proceeding                                             9
  Item 3.       Defaults upon Senior Securities                              9
  Item 5.       Other Information                                            9
  Item 6.       Exhibits and Reports on Form 8-K                             9

PART 1 - FINANCIAL INFORMATION
FIRST MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands,  except per share data)


                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                               -------------------------- ------------------------
                                                  1997           1996           1997        1996
                                               ------------  ------------ ----------- ------------
Revenue:

  Capitated revenue - Humana                     $  12,881     $  12,519    $ 39,768     $ 33,694
  Fee for service                                    2,304         1,964       6,727        5,176
  Other revenue                                      4,041           155       5,514          665
                                               ------------  ------------ ----------- ------------
      Total revenue                                 19,226        14,638      52,009       39,535
Medical expenses                                    13,330        11,523      43,843       32,335
Cost of sales                                        2,643             -       2,643            -
                                               ------------  ------------ ----------- ------------
     Gross profit                                    3,253         3,115       5,523        7,200
                                               ------------  ------------ ----------- ------------
Operating Expenses:
  Salaries and related benefits                      1,208         1,641       2,540        2,625
  General and administrative                         1,565         1,048       4,355        2,999
  Depreciation and amortization                        285           157         610          404
                                               ------------  ------------ ----------- ------------
      Total operating expenses                       3,058         2,846       7,504        6,028
Income before interest, taxes and other                195           269      (1,981)       1,172
Other expense:
    Interest expense, net                            (193)          (14)        (288)         (37)
                                               ------------  ------------ ----------- ------------
                                                     (193)          (14)        (288)         (37)
                                               ------------  ------------ ----------- ------------
Income (loss) before taxes                               2           255      (2,269)       1,135
Provision for income taxes                               -           102           -          454
                                               ============  ============ =========== ============
      Net income (loss)                          $       2     $     153    $ (2,269)    $    681
                                               ============  ============ =========== ============
Earnings (loss) per share
  Primary                                        $    0.00                  $ (0.16)
                                               ============               ===========
  Fully diluted                                  $    0.00                  $ (0.01)
                                               ============               ===========

Weighted average number of common shares and share equivalents outstanding

  Primary                                           21,562                    14,590
                                               ============               ===========
  Fully diluted                                    281,919                   258,126
                                               ============               ===========

See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

                                                                                  September 30,          December 31,
                               ASSETS                                                  1997                 1996
                               ------                                             -------------          ------------

Current assets:
  Cash and cash equivalents                                                         $  2,827            $     63
  Humana IBNR receivable and claims reserve fund                                       7,876               7,308
  Other receivable, net of allowance for doubtful accounts                             6,906                 537
    of $686 and $50
  Due from related parties                                                               975                 462
  Inventories                                                                          1,846                --
  Prepaid expenses and other current assets                                              258                 179
                                                                                    --------            --------
     Total current assets                                                             20,688               8,549
Property and equipment, net                                                              656                 400
Intangible assets, net                                                                 7,275               2,864
Other assets                                                                             718                 638
                                                                                    --------            --------
                                                                                    $ 29,337            $ 12,452
                                                                                    ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $  3,739            $  1,699
  Accrued expenses                                                                     2,349                 338
  Accrued medical claims, including incurred but not reported                          6,950               6,071
  Corporate deposits                                                                     635                 806
  Loans payable to Humana                                                                168                  98
  Loans payable to banks                                                               3,830                 750
  Obligations to certain shareholders                                                    506                 422
  Deferred income taxes, net                                                             113                 300
  Income taxes payable                                                                   275                 113
                                                                                    --------            --------
     Total current liabilities                                                        18,564              10,596
  Loans payable to Humana, net of current maturities                                     412                 277
  Loans payable to banks, net of current maturities                                    4,227                --
  Obligations to certain shareholders, net of current maturities                         254                 746
                                                                                    --------            --------
     Total liabilities                                                                23,458              11,620
Shareholders' Equity:
  Capital stock, par value $.001;authorized shares 100,000,000                            23                   0
  shares issued 22,553,500 in 1997
  Additional paid in capital                                                           7,801                 380
  Retained Earnings                                                                   (1,945)                452
                                                                                    --------            --------
     Total shareholders' equity                                                        5,879                 832
                                                                                    --------            --------
Commitments and contingencies
                                                                                    --------            --------
     TOTAL                                                                          $ 29,337            $ 12,452
                                                                                    ========            ========

See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

                                                                                Additional       Retained           Total
                                                              COMMON              Paid-in        Earnings       Stockholders'
                                                               STOCK              capital        (Deficit)          Equity
                                                            ----------        -------------    -------------    ---------------

Balance January 1, 1996                                        $     2           $     1          $   225           $   227

FMC corporate reorganization                                        (1)                2             --                   1
Capital contribution to AMCD                                      --                 152             --                 152
Net income for nine months ended 9/30/96                          --                --                909               909
                                                               -------           -------          -------           -------

Balance September 30, 1996                                     $     1           $   155          $ 1,133           $ 1,289
                                                               =======           =======          =======           =======





Balance January 1, 1997                                        $     0           $   380          $   324           $   703

Issuance of stock to FMC shareholders                               23             2,256             --               2,279
Capital contribution to FMG                                       --               5,000             --               5,000
Capital contribution to AMCD                                      --                 165             --                 165
Net loss for nine months ended 9/30/96                            --                --             (2,269)           (2,269)
                                                               -------           -------          -------           -------

Balance September 30, 1997                                     $    23           $ 7,801          $(1,945)          $ 5,879
                                                               =======           =======          =======           =======



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)
(in thousands)

                                                                                       1997                  1996
                                                                                   ------------          ------------
Cash flow from operating activities:

  Net income                                                                         $(2,269)            $   681
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization                                                      610                 404
      Minority interest in net loss of consolidated subsidiaries                        (218)               (175)
      (Increase)  decrease in assets, net of acquisitions:
        Humana IBNR receivable and claims reserve fund                                  (568)                570
        Other receivables                                                             (1,473)               (982)
        Due from related parties, net                                                   (648)               (826)
        Inventories                                                                     (201)               --
        Prepaid expenses and other current assets                                         12                  27
        Other assets                                                                  (1,512)               (152)
      Increase  (decrease) in assets, net of acquisitions:
        Accounts payable and other accrued expenses                                      212                 385
        Accrued medical claims, including IBNR                                           879                (578)
        Corporate deposits                                                              (172)                (64)
        Taxes payable                                                                    (25)               --
                                                                                     -------             -------
          Net cash used in operating activities                                       (5,370)               (710)
                                                                                     -------             -------

Cash flows used in investing activities:
  Capital expenditures                                                                  (304)               (198)
  Organizational costs                                                                  --                  (287)
  Acquisition of additional ownership interests in BMC, SPI                             --                   121
    Broward, and Midwest, net of cash acquired
  Proceeds from sale of investment                                                      --                   300
  Acquisition of Lehigh, net of cash acquired                                            463                --
                                                                                     -------             -------
          Net cash used in investing activities                                          159                 (64)
                                                                                     -------             -------

Cash flow provided from financing activities:
  Proceeds from loan payable Humana                                                      254                 375
  Proceeds from loans payable to banks                                                 8,689                 200
  Repayment of loan payable Humana                                                       (49)               --
  Repayments of loans payable to banks                                                (5,200)                (40)
  Proceeds from payable to stockholders                                                  132                 200
  Payment of obligations to stockholders                                                (362)               (266)
  Contribution to capital of FMG                                                       4,512                --
  Contribution to capital of AMCD                                                       --                   152
                                                                                     -------             -------
          Net cash provided by financing activities                                    7,975                 621
                                                                                     -------             -------
Decrease in cash and cash equivalents                                                  2,764                (153)
Cash and cash equivalents, beginning of the year                                          63                 199
                                                                                     -------             -------
Cash and cash equivalents, end of period                                             $ 2,827             $    46
                                                                                     =======             =======

See accompanying notes to consolidated financial statements.

                            FIRST MEDICAL GROUP, INC.
                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

     The financial information for the three months and nine months ended September 30, 1997 and 1996 is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1996 Report on Form 10-K.

     The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     Loss per common share is calculated by dividing net loss by the weighted average number of common shares and share equivalents outstanding during each period. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive. Earning per share is not presented for 1996 because such presentation would be meaningless.

2.   Supplementary Schedule

                                                  1997                   1996
--------------------------------------------------------------------------------
                                                        (in thousands)

Statement of cash flows
Nine months ended September 30,

Cash paid during the Nine months for:

Interest                                        $   411              $   230
Income taxes                                         26                   11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

RESULTS OF OPERATIONS
THIRD QUARTER OF 1997 IN COMPARISON
WITH THIRD QUARTER OF 1996

          REVENUE. Total revenue of First Medical Group, Inc. ("FMG") for the three months ended September 30, 1997 and 1996 were $19.2 million and $14.6 million, respectively, of which 67% and 86%, respectively, was derived from prepaid contractual agreements with Humana pursuant to which Humana pays FMG a capitated fee ("HMO revenue"). During the three months ended September 30, 1997, $13.1 million or 68% of FMG's revenue were derived from the physician practice management division, $2.3 million or 12% was derived from the international medical clinics division and $3.8 million or 20% was derived from the electrical supply division (as a result of the merger in July, 1997). During the three months ended September 30, 1996, revenue derived from the physician practice management division was $12.9 million, or 88% of FMG's revenue and $1.7 million or 12% was derived from the international medical clinics division. The HMO revenue growth was primarily a result of new provider agreements, as of September, 1996, to manage a center in New Port Richey, Florida and as of October, 1996, to manage additional centers in Lutz, Florida and South Dale Mabry, Florida. Revenue related to these centers represent an increase of $3.6 million and the revenue related to the other centers decreased by $3.4 million, due to a decrease in membership in the South Florida market.

         MEDICAL EXPENSE/COST OF SALES. Medical expenses increased $1.8 million, or 16%, to $13.3 million for the three months ended September 30, 1997 from $11.5 million for the same period in 1996. Medical expenses increased $3.8 million from medical services provided under the New Port Richey, Lutz and South Dale Mabry agreements. Medical expenses related to the other centers decreased by $2.0 million due to decreased membership. Medical expenses as a percentage of HMO and fee for service revenue ("medical loss ratio") were 87.8% and 79.6%, respectively, for the three months ended September 30, 1997 and 1996. Cost of sales for the electrical supply business was 67.15%.

         OPERATING EXPENSES. Operating expenses increased by $.2 million, or 7%, to $3.1 million, for the three months ended September 30, 1997 from $2.8 million for the same period in 1996. The increase was primarily due to the electrical supply division of $1.2 million offset by lower operating expenses in the medical centers . As a percent of revenue, operating expenses were 15.9% as compared to 19.4% for the same period in 1996.

         NET INCOME. Net income for the three months ended September 30, 1997 was $2,000 compared to net income of $150,000 for the same period in 1996.

RESULTS OF OPERATIONS
FIRST NINE MONTH OF 1997 IN COMPARISON
WITH NINE MONTH HALF OF 1996

          REVENUE. Total revenue of FMG for the nine months ended September 30, 1997 and 1996 were $52.0 million and $39.5 million, respectively, of which 76% and 85%, respectively, was derived from prepaid contractual agreements with Humana pursuant to which Humana pays FMG a capitated fee ("HMO revenue"). During the nine months ended September 30, 1997, $41.5 million or 80% of FMG's revenue were derived from the physician practice management division, $6.8 million or 13% was derived from the international medical clinics divisional, and $3.8 million or 7% was derived from the electrical supply division (as a result of the merger in July 1997). During the nine months ended September 30, 1996, revenue derived from the physician practice management division was $34.6 million, or 88% of FMG's revenue and $4.9 million or 12% was derived from the international medical clinics division. The HMO revenue growth was primarily a result of new provider agreements, as of September 1996, to manage a center in New Port Richey, Florida and as of October, 1996, to manage additional centers in Lutz, Florida and South dale Mabry, Florida. Revenue related to these centers represent an increase of $11.8 million and the revenue related to the other centers decreased by $4.9 million, due to a decrease in membership in the South Florida market.

         MEDICAL EXPENSE/COST OF SALES. Medical expenses increased $11.5 million, or 35.6%, to $43.8 million for the nine months ended September 30, 1997 from $32.3 million for the same period in 1996. The entire increase ($11.5 million or 100%) resulted from medical services provided under the New Port Richey, Lutz and South Dale Mabry agreements. Medical expenses as a percentage of HMO and fee for service revenue ("medical loss ratios") were 94.3% and 83.2%, respectively, for the nine months ended September 30, 1997 and 1996. The increase in medical expenses was due to changes in the program benefits provided by Humana. FMG has recently implemented controls to monitor expenses in the future. Cost of sales for the electrical supply business was 67.1%.

         OPERATING EXPENSES. Operating expenses increased by $1.5 million, or 24%, to $7.5 million, for the nine months ended September 30, 1997 from $6.0 million for the same period in 1996. The increase was primarily due to the electrical supply division for $1.2 million and the remaining increase was due to the additional three centers. As a percent of revenue, operating expenses were 14.4% as compared to 15.3% for the same period in 1996.

         NET INCOME. Net loss for the nine months ended September 30, 1997 was $2.3 million compared to net income of $.7 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES


         At September 30, 1997, FMG had cash of $2.8 million compared to $63,014
at  December  31,  1996.   The  increase  in  cash  was  due  to  FMG  receiving
approximately $4,500,000 as a result of the merger.

         FMG believes that cash from  operations and  borrowings  under existing
credit   facilities  will  be  sufficient  to  satisfy  its  contemplated   cash
requirements for at least the next twelve months.

         To date, FMG's principal uses of cash have been to support its operating activities and to fund acquisitions. FMG has met its cash requirements in recent years primarily from its operating activities, advances from Humana and bank borrowings.

         FMG also maintains a secured line of credit with a domestic bank for $0.4 million bearing interest at prime. The $0.4 million drawn under this line of credit at September 30, 1997 has been used by FMG in connection with the satisfaction of development costs relating to FMG's Midwest operations. Amortization of $5,000 per month will commence as to the first $200,000 in November, 1997 and as to the remaining $200,000, in May, 1997.

         FMG believes that funds generated from operations, availability under its credit facilities, and lease financing will be sufficient to finance its current and anticipated operations and planned capital expenditures at least through 1997. FMG's long term capital requirements beyond 1997 will depend on many factors, including, but not limited to, the rate at which FMG expands its business. To the extent that the funds generated from the sources described above are insufficient to fund FMG's activities in the short or long term, FMG would need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to FMG.

         As of September 30, 1997, FMG also has a credit facility for $2.5 million bearing interest at1/2% above prime, of which $500,000 is guaranteed by certain current and former officers of FMG. FMG also borrowed an additional $537,000 to purchase Lehigh stock in connection with the merger. This loan matured September 20, 1997 and FMG is currently negotiating for an extension.

         FMG, is in default in the payment of interest (approximately $744,000 interest was past due as of September 30, 1997) on the $390,000 aggregate principal amount of its 13 1/2% Senior Subordinated Notes due May 15, 1998 ("13 1/2% Notes") and 14 7/8% Subordinated Debentures due October 15, 1995, ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception of certain of the 14 7/8% Debentures, which were retired during 1996).

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

Item 3. Defaults Upon Senior Securities

The Company continues to be in default in the payment of interest (approximately $744,000 interest is past due as of September 30, 1997) on $390,000 principal amount of 13-1/2% Notes and 14-7/8% Debentures.

Item 5. Other Information

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

Item 6. Exhibits and Reports on Form 8-K

A Form 8-K was filed on July 24, 1997 (see item 5).

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST MEDICAL GROUP, INC.

                                           By: /S/ Salvatore J. Zizza
                                               -------------------------
                                               Salvatore J. Zizza
                                               Executive Vice President
                                               and Chief Financial Officer

Dated:  November 13, 1997