Form 10-K
period 1997-12-31
FIRST MEDICAL GROUP INC
filed 1998-04-16
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997         Commission File Number 1-155

                            First Medical Group, Inc.

             (Exact name of Registrant as specified in its charter)

DELAWARE                                                    13-1920670
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

1055 WASHINGTON BOULEVARD, STAMFORD, CT                     06901
----------------------------------------                    -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (203) 327-0900

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:                 NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock $.001 par value         OTC - Bulletin Board

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
YES    X     NO
     -----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES    X     NO
     -----      ----

Approximate aggregate market value of the voting stock held by "nonaffiliates" of the Registrant on March 18, 1998: $2,161,236.

Number of shares of Common Stock outstanding of the Registrant as of March 18, 1998: 9,397,292.

-------------
* Registrant's sole class of voting stock is its Common Stock $.001 par value, which is listed on the OTC-Bulletin Board. The determination of market value of such Common Stock has been based solely on the closing price per share of such stock on the OTC-Bulletin Board on the date indicated. In making this computation, all shares known to be owned by directors and executive officers of the Registrant and all shares known to be owned by person holding in excess of 5% of the Registrant's Common Stock have been deemed held by "affiliates" of the Registrant. Nothing herein shall affect the right of the Registrant to deny that any such directors, executive officers or more than 5% stockholder is an "affiliate."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

THE COMPANY

RECENT EVENTS

          The Company entered into an agreement on April 8, 1998 for the sale of nine medical facilities and a Medical Service Organization ("MSO") that it manages which are located in Florida. The facilities are being sold to a publicly held company for a total consideration of $6,750,000. The agreement was closed on April 14, 1998. The proceeds from the sale will be used to pay down the Company's existing debt as well as to provide working capital for operations.

          The Company also entered into an agreement to sell its HallMark division for a total of $1,900,000 of which $750,000 will be paid in cash and the balance will be the assumption of debt.

          On July 9, 1997, First Medical Corporation ("FMC") merged with a wholly owned subsidiary of the Company (the "Merger"). As a result of such merger, FMC became a wholly owned subsidiary of the Company.

See "Business - Merger with FMC."

          The Company, through its wholly owned subsidiary, HallMark Electrical Supplies Corp. ("HallMark"), is engaged in the distribution of electrical supplies for the construction industry (in the New York Metropolitan area).

See "Business - Lehigh."

          FMC is an owner-manager and provider of management and consulting services to physicians, hospitals and other health care delivery organizations and facilities. FMC's diversified operations are currently conducted through two divisions: (i) a physician practice management division which provides physician management services including the operation of clinical facilities and management services to medical service organizations and (ii) an international division which currently manages western style medical centers in Eastern Europe and the Commonwealth of Independent States (formerly Russia) (the "CIS). See "Business - FMC." The combined company is currently continuing both lines of business at this time.

          Unless the context otherwise indicates, the "Company" or "FMG" as used herein means First Medical Group Inc. and its wholly-owned subsidiaries, FMC and HallMark and their subsidiaries, "Lehigh" means the Company before the Merger and the Company other than its wholly-owned subsidiary FMC and its subsidiaries after the Merger and "FMC" means First Medical Corporation and its subsidiaries.

          The Company's executive offices are located at 1055 Washington Blvd. Stamford, CT 06901, and its telephone number is (203) 327-0900.

MERGER WITH FMC

          On July 9, 1997 at a Special Meeting (the "July Meeting") of stockholders of the Company, the stockholders of the Company approved the Merger pursuant to the terms of the Agreement and Plan of Merger dated as of October 29, 1996, as amended (the "Merger Agreement") among the Company, First Medical Corporation ("FMC") and Lehigh Management Corp., a wholly-owned subsidiary of the Company ("Merger Sub"). On the same day, Merger Sub was merged with and into FMC and each outstanding share of common stock of FMC (the "FMC Common Stock"), was exchanged for (i) 1,127.675 shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), and (ii) 103.7461 shares of the Company's Series A Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock"), each of which, as a result of the Reverse Split, was converted into 250 shares of Common Stock and has a like number of votes per share, voting together with the Common Stock. Prior to the Merger, FMC held approximately 25.4% of the outstanding shares of Common Stock, which were acquired through two series of transactions.

          There were outstanding 10,000 shares of FMC Common Stock immediately prior to the Merger. These shares were exchanged for a total of (i) 11,276,750 shares of Common Stock, which, as a result of the Reverse Split, is now 375,875 shares of Common Stock, and (ii) 1,037,461 shares of Preferred Stock. As a result of the Merger, Holders of Common Stock immediately prior to the Merger and former FMC stockholders each owned 50% of the issued and outstanding shares of Common Stock immediately following the Merger. All of the shares of Preferred Stock issued to the former FMC stockholders were converted into Common Stock. Holders of Common Stock immediately prior to the Merger and former FMC stockholders own approximately 4% and 96%, respectively, of the outstanding Common Stock. Although legally The Lehigh Group acquired First Medical Corporation for accounting purposes, First Medical Corporation is considered the accounting acquirer (i.e., the reverse acquisition), since the former owners of FMC acquired 96% of the stock of the Company.

          Under the terms of the Merger Agreement and concurrently with the implementation of a Reverse Stock Split, the Company changed its name to First Medical Group, Inc.

LEHIGH

          Lehigh (formerly The LVI Group Inc.) through its wholly owned subsidiary, HallMark Electrical Supplies Corp., is engaged in the distribution of electrical supplies for the construction industry both domestically (primarily in the New York Metropolitan area) and for export.

          Prior to 1994, Lehigh, through its wholly owned subsidiaries, had been engaged in the following other businesses: (i) through certain of its operating subsidiaries ("NICO Construction") interior construction: (ii) through its wholly owned subsidiary, LVI Environmental Services Group Inc. ("LVI Environmental"), and subsidiaries thereof, asbestos abatement: (iii) through
Riverside Mfg., Inc. ("Riverside"), the design, production and sale of electrical products: (iv) through Mobile Pulley and Machine Works, Inc. ("Mobile Pulley"), the manufacture and sale of dredging equipment and precision machined castings: and (v) through LVI Energy Recovery Corporation ("LVI Energy"), energy recovery and power generation and landfill closure services. All of such other businesses were transferred or sold prior to 1994.

HALLMARK

          ELECTRICAL SUPPLIES

          HallMark was acquired by Lehigh in December 1988. HallMark's sales include electrical conduit, armored cable, switches, outlets, fittings, panels and wire which are purchased by Hallmark from electrical equipment manufactures in the United States. All of HallMark's sales are domestic. All of Lehigh's revenues are attributed to HallMark.

          Domestic sales are made by HallMark employees. Fourteen customers accounted for approximately 69%, 61%, and 72% (including one customer, which accounted for approximately 14%, 25%, and 18%) of HallMark's total domestic sales in 1997, 1996 and 1995, respectively. The loss of any of these customers could have a material adverse effect on its business. From November 1, 1992 until October 31, 1996, HallMark's export business was conducted primarily from Miami, Florida. HallMark's export business has been discontinued.

          HallMark's   only   customer   whose  sales  exceed  10%  of  Lehigh's
consolidated revenues (prior to the Merger) is Adco Electric. This customer accounted for an aggregate of approximately 14% of Lehigh's consolidated revenue (prior to the Merger).

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

          EMPLOYEES

          As of March 1, 1998 HallMark had 36 employees. Approximately 80% of such employees are compensated on an hourly basis.

          Lehigh and HallMark comply with prevailing local contracts in the respective geographic locations of particular jobs with respect to wages, fringe benefits and working conditions. Most employees of HallMark are unionized. The current collective bargaining agreement for Hallmark, which is with the International Brotherhood of Electrical Workers, Local Union #3, expires on April 30, 1999.

FMG

          FMG is an international provider of management, consulting and financial services to physicians, hospitals and other health care delivery organizations and facilities. FMG's diversified operations are currently conducted through two divisions: (i) a physician practice management division which provides physician management services, including the operation of clinical facilities and management services to Medical Service Organizations, and (ii) an international division which currently manages western-style medical centers in Eastern Europe and the CIS.

INDUSTRY BACKGROUND

          The role of the primary care physician is changing dramatically. Historically, the health care services industry was based on a model in which physician specialists played a predominant role. This model contributed to over-utilization of specialized health care services and, in turn, increases in health care costs at rates significantly higher than inflation. In response, third-party payers have been implementing measures to contain costs and improve the availability of medical services. These measures, which include managing the utilization of specialized health care services and alternative methods of reimbursement, have caused the health care industry to evolve toward models that contain health care costs more efficiently. In these models, the primary care physician and physician management organization are playing increasingly important roles.

          FMG believes that two important trends contributing to the evolution of the health care services industry define its business opportunities. First, physicians are increasingly abandoning traditional private practices in favor of affiliations with larger organizations such as FMG that can provide enhanced management capabilities, information systems and capital resources. This transformation of physician practice is based on an increasingly competitive health care environment characterized by intense cost containment pressure, increased business complexity and uncertainly regarding the impact of health care reform on physicians.

          The second trend is that many payers and their intermediaries, including HMO's, are increasingly looking to outside providers of physician services to manage their professional medical requirements and to share the risk of providing services through capitation arrangements. As these payers seek to limit their health care costs by reducing the fee-for-service component paid to their medical service providers, there is additional pressure on smaller providers to consolidate and realize the efficiencies that can be achieved by operating in larger practice groups.

          DOMESTIC OPERATIONS

          Cost containment, industry consolidation and changes in reimbursement methods are causing difficulties for health care providers, particularly not-for-profit hospitals. As a result of intense competition from large for-profit hospitals, not-for-profit hospitals must develop effective plans for attracting and retaining patient flow. Such plans may include, among other things, (i) reducing or changing the services provided in order to better utilize current facilities, equipment and space, (ii) entering into new contracts with physician groups, HMO's, and other third party payors, and (iii) various cost-cutting measures. Ultimately, a facility's ability to adapt to changing environments requires access to capital and management expertise, services which FMG is willing and able to provide.

          INTERNATIONAL MARKETS

          The American health care delivery system and its related services remain a valuable export. The internationally recognized level of training, technology and services associated with the American health care systems and their professionals continues to enjoy increasing demand among both expatriates and wealthy nationals in FMG's expanding foreign markets. FMG's value is reflected in the premium prices, which its clients are willing to pay for access to comprehensive American health care and related services.

STRATEGY OF FMG

          FMG's strategy with respect to its physician practice management division is to develop its business by addressing significant changes in the role and practice patterns of the primary care physician in the health care services industry. Elements of this strategy include:

          (i) FMG plans to offer health care providers a full array of advanced management services including, but not limited to: utilization management; information systems; human resources management; financial control systems; outcomes measurement and monitoring; customer service programs; training and education; financial services; strategic planning; network development; and risk contracting. These services will be offered as a comprehensive package or individually, but through one point of contact, creating a "one-stop shop" for management services.

          (ii) FMG's management believes that nationwide concerns over escalating health care costs and the possibility of legislated reforms are increasing the emphasis on managed care, integrated networks of health care providers and prepaid, capitated arrangements. Increased managed care penetration is generating more recognition of the benefits of organized physician groups serving large patient populations as well as reducing the reimbursement rates for services rendered. In anticipation of such changes in the health care environment, FMG continues to review and revise its business mix.

          (iii) Continued Development of the International Division. FMG will continue the development and expansion of its international division. FMG believes that through its continuing development efforts, FMG will be positioned to become a premier owner, operator and manager of international primary care clinics, acute care hospitals and other health care delivery organizations.

          (iv) FMG strives to deliver a comprehensive range of diverse medical services to meet the specific needs of its clients in each of FMG's unique markets. In response to demands for western style hospitals in the CIS, FMG commenced development of the American Hospital of Moscow, pursuant to which FMG will establish the first western-style hospital in the CIS.

          (v) An integral part of FMG's strategy is to provide an environment for medical education and training of local medical professionals and health care administrators. In this regard, FMG will continue to be active in sponsoring exchange programs with western facilities and teaching institutions such as the Baylor College of Medicine in Houston, Texas. FMG has also organized an in-house mentor program to expose local medical professionals and aspiring physicians to the western health care system.

DIVISION OF FMG

          PHYSICIAN PRACTICE MANAGEMENT DIVISION

          FMG's physician practice management operations are currently conducted through MedExec. MedExec functions in two capacities as a management services organization: (i) owning and operating twelve primary care centers (located in Florida and Indiana) which have full risk contracts for primary care and Part B services and partial risk (50%) contracts for Part A services, and (ii) managing sixteen multi-specialty groups (located in Florida and Texas) with fee-for-service and full risk contracts for primary care and Part B services and partial risk (50%) contracts for Part A services. Full risk contracts are contracts with managed care companies where FMC assumes essentially all responsibility for a managed care members' medical costs and partial risk contracts are contracts where FMC assumes partial responsibility for a managed care members' medical costs. Revenue from the primary care centers is derived primarily from the predetermined amounts paid per member (capitation") by Humana. In addition to the payments from Humana, the primary care centers received copayments from commercial members for each office visit, depending upon the specific plan and options selected by individual members and receive payments from non-HMO members on a fee-for-service basis. Revenue from the multi-specialty practices managed by FMC are determined based on per member per month fees and/or a percentage of the net profits for Part A and Part B service funds for such centers.

          Revenue from the multi-specialty practices are obtained by FMC through management agreements. In Florida, FMC is entitled to receive (i) from Humana Medicare members, an amount equal to $4.50 per member per month plus a percentage of Part A profits, Part B profits and Medicare Membership Conversion fees ranging from 9% to 4% based upon Medicare membership, and (ii) for Humana commercial HMO members, an amount equal to $1.50 per member per month plus 5% of Part A profits and Part B profits. The members of the practices are patients of the physicians who are enrolled as Humana members.

          FMC is not licensed to practice medicine. FMC employs or manages licensed physicians to work at the primary care centers in Florida and Indiana, which centers provide the delivery of medicine. In Texas, FMC provides utilization, billing, human resources, management information systems, senior executive management, financial consulting and risk evaluation as a management services organization. In order to better serve its existing markets and potential markets, FMC has established four geographic operating regions, to wit, the East Coast of Florida, the West Coast of Florida, the Midwest, and the Southwest.

          In connection with the operation of such primary care centers in Florida and Indiana, FMC employs all of the personnel, including physicians who agree to provide the necessary clinical skills, required in such centers. FMC compensates its physician employee's bi-weekly pursuant to the terms of written employment agreements. The written employment agreements are for a term of 2-3 years, provide for termination "with cause", provide for a base salary and a bonus (which bonus is determined by formula comprised of quality management, utilization management, medical records documentation, patient satisfaction/patient education and time and motion management) contain a non-competition provision and contain provisions outlining the duties of the physician and FMC.

          FMC currently employs physicians in Florida and Indiana, which states do not have regulations on the corporate practice of medicine. In Texas, there are regulations on the corporate practice of medicine, and FMC does not employ any physicians and has no ownership interest in or control of the entity in which physicians are employed. In all states other than Texas, FMC retains an ownership interest or control in the various clinics it operates. FMC operates an office in Illinois for administrative services only and has employed physicians in Indiana. FMC maintains a proprietary database for physicians who might be available to be employed at FMC's owned and operated clinics in particular specialties and locations, and experts to create an in-house recruiting department.

          FMC generates fees at its primary care centers on a fee-for-service basis and/or capitated basis. Under fee-for-service arrangements, FMC bills and collects the charges for medical services rendered by contracted or employed health care professionals and also assumes the financial risks related to patient volume, payor risk, reimbursement and collection rates. Under capitated arrangements, FMC assumes the risk and receives revenues at a fixed rate from HMO's at contractually agreed-upon per member per month rates for all the primary care needs of a patient. Under its HMO contracts, FMC receives a fixed, prepaid monthly fee for each covered life in exchange for assuming responsibility for the provision of medical services, subject to certain limitations. To the extent that enrollees require more frequent or extensive care than was anticipated by FMC, the revenue to FMC under a contract may be insufficient to cover the costs of the care that was provided. A substantial portion of the patients seeking clinical services from the company's primary care centers are members of HMO's with which FMC maintain contractual relationships.

          Additionally, FMC has entered into contracts with certain HMO's to manage the delivery of comprehensive medical services to enrollees at FMC's clinics located in Florida, Texas and Indiana. A substantial portion of the revenues of FMC's managed care business are derived from prepaid contractual arrangements with Humana, pursuant to which Humana pays FMC a capitated fee. FMC employs primary care physicians to work at FMC clinics in Florida and Indiana. FMC also provides for other services with hospitals and medical specialists at negotiated prices for both capitated and non-capitated (i.e. fee-for-service) services. Due to FMC's risk for the cost of providing health care services, it carefully manages utilization of primary care, hospital and medical specialist services.

          In addition, FMC contracts with primary care medical practices pursuant to which FMC provides a variety of management services. In particular, FMC provides management services which improve physician practices' operating efficiencies through standardization of operating processes, including the installation of information technology and billing systems, and assists such practices in contracting on a network basis to insurers, HMO's and other payers. In consideration for such management services, FMC receives an annual management fee and participates in profits.

          Neither FMC, its subsidiary, MedExec, nor its affiliates are licensed to operate as HMO's.

          INTERNATIONAL MEDICAL CLINICS DIVISION

          FMG's International division currently specializes in developing and managing health care facilities in Eastern Europe, the CIS and other developing countries. Currently, FMG contracts to provide services in Moscow, St. Petersburg and Kiev of the CIS; Warsaw, Poland; and Prague, Czech Republic.

          Revenues of FMG's international division are primarily derived from fee-for-service charges and annual non-refundable membership fees charged to corporations, families and individuals. A variety of diverse membership plans are available and can be tailored to meet the unique needs of corporate clients. Based upon its experience, FMG's management believes that a significant and increasing portion of the international division's revenues will be derived from local customers who seek medical services on a fee-for-service basis. Local customers currently account for approximately 25% of the international division's revenue.

          Generally, corporations are required to pay an annual membership fee as well as placing an advance deposit with FMG for future services rendered based on the selected membership plan and size of the respective organizations. Membership plans offer a wide range of benefits including 24-hour emergency access, monthly medical newsletters and specials; fee discounts and cross membership with other clinics. FMG also offers an insurance processing service for corporate members. FMG's corporate membership currently includes approximately five hundred international corporations.

          In order to meet the changing needs of FMG's corporate clients and to provide expanded access to western health care to potential clients, FMG has recently developed and implemented a variety of comprehensive managed care plans. These plans range from individual and family plans to corporate plans covering up to 2,000 employees in various and sometimes remote locations.

          Based upon its experience, FMG's management believes that a significant and increasing portion of the international division's revenues will be derived from local customers who seek medical services on a fee-for-service basis.

COMPETITION

          The provision of physician management services is a highly competitive business in which FMG competes for contracts with several national and many regional and local providers of physician management services. Furthermore, FMG competes with traditional managers of health care services, such as hospitals, which directly recruit and manage physicians. Certain of FMG's competitors have access to substantially greater financial resources than FMG.

          Internationally,   FMG  has   relatively   little   competition  on  a
multinational scale, but faces strong competition in local markets from small entrenched and start-up health care providers.

          While the bases for competition vary somewhat between business lines, competition is generally based on cost and quality of care. More particularly, in the area of managed care, FMG believes the market for developing and providing management of primary care networks in the United States which contract with HMO's and employers will increasingly be based on patient access, quality of care, management and cost.

MARKETING

          FMC's physician practice management division has developed two marketing methods. The primary method is to conduct joint marketing efforts with HMO's. These efforts focus on customer service, quality and access programs and are designed to attract new members to the HMO, retain current members and enroll members at the company's medical centers. The second method focuses on development of local market awareness and creating a positive image of FMC among the physician community in order to create opportunities for additional physician management contracts.

          The management, consulting and financial services division currently relies on the ability of the management team to leverage their reputations, experience and network of contacts to develop new clients or arrange for new contracts with existing clients.

          International marketing is done at a local level through traditional media advertising and promotional activities. The image and status of the clinics themselves and the medical personnel are carefully cultivated through an intensive public relations campaign. The network of international clinics is also collectively marketed to multinational corporations through representatives also collectively marketed to multinational corporations through representatives who maintain relationships and develop new contracts with the benefits managers.

GOVERNMENT REGULATION OF DOMESTIC OPERATIONS

          FMC's domestic operations and relationships are subject to a variety of governmental and regulatory requirements. A substantial portion of the company's revenue is derived from payments made by government-sponsored health care programs (primarily Medicare). These programs are subject to substantial regulation by the federal and state governments, which are continually revising and reviewing the programs and their regulations. Any determination of material noncompliance with such regulatory requirements or any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of FMC.

          In addition to current regulation, the public and state and federal governments have recently focused significant attention on reforming the health care system in the United States. A broad range of health care reform measures have been introduced in Congress and in certain state legislatures. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. It is not clear at this time what proposals will be adopted, if any, or, if adopted, what effect, if any, such proposals would have on FMC's business. Certain proposals, such as cutbacks in Medicare programs and containment of health care costs that could include a freeze on prices charged by physicians and other health care providers could adversely affect the Company. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on FMC's operating results.

          Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of health care and reimbursement programs have led, and may continue to lead, to relatively significant reductions in government and other third-party reimbursements for certain medical charges. The Company's health care professionals are subject to periodic audits by government reimbursement programs to determine the adequacy of coding procedures and the reasonableness of charges.

          All Medicare and Medicaid providers and practitioners are subject to claims review, audits and retroactive adjustments, recoupments, civil monetary penalties, criminal fines and penalties, and/or suspension or exclusion from payment programs for improper billing practices. Federal regulations also provide for withholding payments to recoup amounts due to the programs. Periodic audits of health care professionals by government reimbursement programs have not had any impact on FMC.

          Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program (e.g., Medicaid) patients or patient care opportunities, or in return for the purchase, lease, order or recommendation of items or services that are covered by Medicare or state health care programs. Violations of this law are felonies and may subject violators to penalties and exclusion from Medicare and all state health care programs. In addition, the Department of Health and Human Services may exclude individuals and entities from participation in Medicare and all state health care programs based on a finding in administrative proceedings that the individual or entity has violated the antikickback statute. FMC has not violated the antikickback statute; if either FMC or its employees violated the statute they could be subject to sanctions. Only one physician holds FMC common stock and this physician does not refer any patients to FMC, is the medical director of FMC, oversees the medical aspect of the physician practice management division, and has no bonus arrangement with FMC; therefore management believes the Federal anti-kickback statute is not applicable.

          Every state imposes licensing requirements on individual physicians and on health care facilities. In addition, federal and state law regulate HMO's and other managed care organizations with which FMC may have contracts. Many states require regulatory approval before acquiring or establishing certain types of health care equipment, facilities or programs. Since FMC is not an insurer, there is no insurance regulation of FMC's operations. Texas prohibits the corporate practice of medicine. The business structure that FMC has adopted in Texas in order to comply with the prohibitions on the corporate practice of multi-specialty medicine is a full service management agreement wherein FMC manages an independent group of physicians by providing utilization, billing, human resources, management information systems, senior executive management, financial consulting and risk evaluation for a negotiated fee.

          The laws of many states prohibit physicians from splitting fees with nonphysicians and prohibit business corporations from providing or holding themselves out as providers of medical care. While FMC believes it complies in all material respects with state fee splitting and corporate practice of medicine laws, there can be no assurance that, given varying and uncertain interpretations of such laws, FMC would be found to be in compliance with all restrictions on fee splitting and corporate practice of medicine in all states. FMC currently operates in Texas through professional corporations, and has recently formed professional corporations or qualified professional corporations to do business in several other states where corporate practice of medicine laws may require the company to operate through such a structure. A determination that FMC is in violation of applicable restrictions on fee splitting and the corporate practice of medicine in any state in which it has significant operations could have a material adverse effect on the company.

          FMC currently operates in only one state that prohibits the corporate practice of medicine, which state is Texas. Risks associated with expanding FMC's business into other states that have this type of prohibition include (i) the issue of consolidation of revenues and (ii) preventing FMC from exploiting the physician-patient relationship in pursuit of profits. FMC does not consolidate the revenues from Texas, but operates as a management services organization under a management contract. If FMC expands its business into other states which prohibit the corporate practice of medicine, it will operate as a management services organization under a management contract.

          FMC attempts to mitigate the risk of potentially high medical costs incurred in catastrophic cases through stop-loss provisions, reinsurance and other special reserves which limit FMC's financial risk. To date, such protection has been provided to FMC through its provider agreements with Humana. There can be no assurances that the agreements, which provide such insurance to FMC, will continue. If assumption of capitated payments risk through contracts with HMO's could be construed as insurance, FMC believes there would be no affect from state insurance laws due to the circumstance that all of FMC's contracts with HMO's provides for stop-loss coverage by the HMO's. Any determination of material noncompliance with insurance regulations or any change in the stop-loss coverage by the HMO's could adversely affect the operations of FMC.

          Over the last twenty years, the health care industry has become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories, including the withholding of approval for necessary medical services. Often, such lawsuits seek large damage awards, forcing health care professionals to incur substantial defense costs. Due to the nature of its business, FMC, from time to time, becomes involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and is subject to the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the negligence of health care professionals employed or contracted by the company.

          One part of FMC's management services involve the provision of professional liability insurance ("PLI") coverage for its physicians. FMC currently provides this coverage through an umbrella PLI policy with Zurich American Insurance Group maintained for substantially all of the company's employees and independent contractors. This PLI policy generally provides coverage in the amount of $1,000,000 per physician and per claim, subject to an aggregate per physician limit of $3,000,000 per year. In its insurance policy, FMC also maintains the right to purchase extended coverage beyond the expiration of the policy period for an agreed upon premium to cover the costs of claims asserted after the expiration of the effective policy. FMC maintains professional liability insurance on a claims made basis in amounts deemed appropriate by management, based upon historical claims and the nature and risks of its business. However, there can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and able to meet its obligations to provide coverage for any claim or claims or that coverage will continue to be available or available with sufficient limits to adequately insure FMC's operations in the future. EMPLOYEES

          As  of  March  1,  1998,   FMC  had   approximately   755   employees.
Approximately 20% of such employees are compensated on an hourly basis.

          FMC complies with prevailing local contracts in the respective geographic locations of particular jobs with respect to wages, fringe benefits and working conditions.

ITEM 2.  PROPERTIES

          FMG's principal executive office is located at 1055 Washington Boulevard, Stamford, Connecticut 06901, and its telephone number is (203) 327-0900.

          FMC leases approximately 2,400 square feet in Stamford, Connecticut expiring on September 30, 2000 at an annual rent of $65,000 which progressively escalates to $75,000 in the third year of this lease. FMC leases approximately 5,000 square feet in Miami, Florida to provide administrative support pursuant to a lease expiring on December 31, 1998 at an annual rental of $147,000. FMC leases approximately 1,400 square feet in Tampa, Florida for use by SPI Hillsborough pursuant to a lease expiring on November 30, 2001 at an annual rental of $26,736. FMC leases approximately 4,100 square feet in Maywood, Illinois pursuant to a lease expiring on November 30, 2001 at an annual rental of $48,000.

          In addition, FMG through its subsidiaries leases two facilities in Warsaw and Prague, which facilities are used as medical clinics, at monthly rents of $3,110 and $6,700, respectively.

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

          FMG believes that all of its facilities are adequate for the business in which it is engaged.

ITEM 3.  LEGAL PROCEEDINGS

          FMG is involved in various legal proceedings incidental to its business, substantially all of which involve claims to the alleged malpractice of employed and contracted medical professionals and to the failure to render care resulting in a violation or infringement of civil rights and, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage available to FMG, is not likely to have a material adverse effect on FMG's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At a Special Meeting of the Company's shareholders held on November 12, 1997, the holders of the Company's common stock approved the following proposals:

          To effect a 1 - for 30 reverse stock split of the common stock, par value $.001 per share, of the Company's common stock.

          Shares Voted            Shares Voted        Shares withheld
          IN FAVOR                AGAINST             OR ABSTAINED
          --------                -------             ------------

          225,334,799             178,532             6,536

To approve the Company's Stock Option Plan.

          Shares Voted            Shares Voted        Shares withheld
          IN FAVOR                AGAINST             OR ABSTAINED
          --------                -------             ------------

          224,172,883             1,312,535           34,449


Proposal to approve the Company's Compensation Plan.

          Shares Voted            Shares Voted        Shares withheld
          IN FAVOR                AGAINST             OR ABSTAINED
          --------                -------             ------------

          217,617,583             1,295,176           6,607,108

PART II
-------

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

          The Common Stock is listed on the OTC Bulletin Board. On March 3, 1998, there were approximately 7,791 holders of record of the Common Stock (excluding shares held in "nominee" or "street" name).

          The following table reflects the range of the reported high and low closing prices of Common Stock on the NYSE for the calendar quarters indicated. The information in the table and in the following paragraph has been adjusted to reflect retroactively all applicable stock splits and stock dividends but not the Reverse Split, except for the fourth quarter for the period commencing November 13, 1997 through the date hereof.

1996:

First Quarter                                           $ 11/16        $ 7/16
Second Quarter                                             9/16           3/8
Third Quarter                                             11/16           1/4
Fourth Quarter                                            15/32           1/8


1997:

First Quarter                                             $ 1/4       $ 13/32
Second Quarter                                            14/32           1/8
Third Quarter                                             15/32          3/32
Fourth Quarter from October 1,

1997 through November 12, 1997                              1/4           1/8
Fourth Quarter from November 13,
1997 through December 31, 1997                            4-1/4         1-1/4

1998:

First Quarter through March 3, 1998                       $ 3/8         $ 1/4

          The prices above reflect trading of the Common Stock on the NYSE through November 12, 1997. Subsequent to the delisting of the Common Stock from the NYSE, the prices above for the period from November 13, 1997 through the date hereof reflect trading of the Common Stock on the OTC Bulletin Board.

The Company has not paid any dividends in 1996 or 1997.

ITEM 6.  SELECTED FINANCIAL DATA

FIRST MEDICAL GROUP, INC. & SUBSIDIARIES
Selected Financial Information
(in Thousands, Except For Per Share Data)

STATEMENT OF OPERATING DATA
---------------------------

Years ended
December 31,                                        1993(1)         1994(1)        1995(1)         1996(1)           1997
                                                    -------         -------        -------         -------           ----

Revenues:

    Capitated revenue                               $ 10,563       $ 20,253        $ 21,744        $ 45,070        $ 58,234
    Fee-for-service & related rev                        524          1,065             928           7,944          12,849
    Other                                               --             --              --              --             8,392
                                                    --------       --------        --------        --------        --------

Total revenue                                         11,087         21,318          22,672          53,014          79,475
Medical expenses/Cost of Sales                         8,405         16,568          18,444          43,526          71,438
                                                    --------       --------        --------        --------        --------
Gross profit                                           2,682          4,750           4,228           9,488           8,037
Operating expenses:

    Salaries and related benefits                        670          1,651           2,434           3,503           3,842
    Other operating expenses                             991          1,771           2,200           8,201
                                                                                                                      5,194

    Impairment loss from

    intangibles                                         --             --              --              --             3,960
                                                    --------       --------        --------        --------        --------
Total operating expenses                               1,661          3,422           4,634           8,697          16,003
                                                    --------       --------        --------        --------        --------
Income (loss) from operations                          1,021          1,328            (406)            791          (7,966)
Other expenses (income)                                  218            (35)            (42)             55             576
                                                    --------       --------        --------        --------        --------
Net income (loss) before
income tax benefit                                       803          1,364            (364)            736          (8,542)
Income taxes (2)                                         321            545            --               413             (63)
                                                    --------       --------        --------        --------        --------

Net income (loss) before
cumulative effect of a change

in accounting principle (2)                              482            818            (364)            323          (8,479)

Cumulative effect of a change

in accounting principle                                 --             --              --              --              (991)
                                                    --------       --------        --------        --------        --------

Net income (loss) (2)                               $    482       $    818        $   (364)       $    323        $ (9,470)
                                                    ========       ========        ========        ========        ========

Net income (loss) per
share before cumulative
effect of a change in

accounting principle                                $    .05       $    .09        $   (.04)       $    .04        $   (.92)

Cumulation effect of
change in accounting

principle                                               --             --              --              --              (.11)
                                                    --------       --------        --------        --------        --------

Net income (loss)                                   $    .05       $    .09        $   (.04)       $   1.04        $  (1.03)
                                                    ========       ========        ========        ========        ========

Pro forma fully diluted weighted
     average number of FMG shares

     currently outstanding (3)                         9,021          9,021           9,021           9,021           9,202
Cash Dividends as Declared                          $     17       $    117        $     38        $   --          $   --

BALANCE SHEET DATA

Working Capital                                     $    279       $    272        $   (302)       $ (2,047)       $ (1,405)
Total Assets                                           2,739          4,128           3,045          12,323          27,545
Current Liabilities                                    1,341          3,157           2,817          10,596          22,506
Stockholder's Equity                                   1,398            972             227             703          (1,054)
Book Value per share-fully diluted                  $    .15       $    .11        $    .03        $    .08        $   (.11)

- - - - - - - - - - - -
(1) The selected financial data for the years ended December 31, 1992, 1993, 1994 and 1995 has been derived from the audited combined financial statements of MedExec, Inc. and subsidiaries; SPI Managed Care, Inc., and SPI Managed Care of Hillsborough County, Inc. (collectively, "MedExec"). The data for 1996 has been derived from the 1996 consolidated financial statements of FMC.

(2) Prior to December 31, 1995, MedExec. Inc., and prior to May 1994, SPI Managed Care, Inc. were S corporations and not subject to Federal and Florida corporate income taxes. The Statement of Operations data reflects a proforma provision for income taxes as if the Company was subject to Federal and Florida corporate income taxes for all periods. This proforma provision for income taxes is computed using a combined effective Federal and State tax rate of 40% 1996 and 1997 reflect actual income tax expense.

(3) The amount of FMC stock issued and outstanding has been adjusted to reflect the exchange of 10,000 shares for 11,276,750 shares of the Lehigh Group, plus the conversion of the Preferred Stock and the 1-for-30 reverse stock split.

          On July 9, 1997 at a Special Meeting (the "Special Meeting") of stockholders of the Lehigh Group, Inc. ("Lehigh"), the stockholders of Lehigh approved the merger (the "Merger") pursuant to the terms of the Agreement and Plan of Merger dated as of October 29,1996 (the "Merger Agreement") among Lehigh, First Medical Corporation ("FMC") and Lehigh Management Corp., a wholly-owned subsidiary of Lehigh ("Merger Sub"). On the same day, Merger Sub was merged with and into FMC and each outstanding share of common stock of FMC (the "FMC Common Stock"), was exchanged for (i) 1,127.675 shares of Lehigh's Common Stock, par value $.001 per share ("Lehigh Common Stock"), and (ii) 103.7461 shares of Lehigh's Series A Convertible Preferred Stock, par value $.001 per share (the "Lehigh Preferred Stock"), each of which is convertible into 250 shares of Lehigh Common Stock and has a like number of votes per share, voting together with the Lehigh Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this 10-K.

GENERAL

          On July 9, 1997 at a Special Meeting (the "Special Meeting") of stockholders of the Lehigh Group, Inc. ("Lehigh"), the stockholders of Lehigh approved the merger (the "Merger") pursuant to the terms of the Agreement and Plan of Merger dated as of October 29, 1996 (the "Merger Agreement") among Lehigh, First Medical Corporation ("FMC") and Lehigh Management Corp., a wholly-owned subsidiary of Lehigh ("Merger Sub"). On the same day, Merger Sub was merged with and into FMC and each outstanding share of common stock of FMC (the "FMC Common Stock"), was exchanged for (i) 1,127.675 shares of Lehigh's Common Stock, par value $.001 per share ("Lehigh Common Stock"), and (ii)
103.7461 shares of Lehigh's Series A Convertible Preferred Stock, par value $.001 per share (the "Lehigh Preferred Stock"), each of which is convertible into 250 shares of Lehigh Common Stock and has a like number of votes per shares, voting together with the Lehigh Common Stock. As a result of such merger, legally FMC became a wholly owned subsidiary of the Company. See "Business - Merger with FMC." The financial statements presented reflect First Medical Corporation's acquisition of Lehigh since the acquisition date of July 9, 1997. Although legally The Lehigh Group acquired First Medical Corporation, for accounting purposes First Medical

Corporation is considered the accounting acquirer (i.e., the reverse acquisition). Therefore, the operating results of Lehigh are included in the statement of operation since the acquisition date (July 9, 1997) and the December 31, 1997 balance sheet reflects the effect of the acquisition of Lehigh. The acquisition of Lehigh's business has no material effect on First Medical's business since they are completely separate industries.

RESULTS OF OPERATIONS - FMG

YEAR ENDED DECEMBER 31, 1997
COMPARED WITH YEAR ENDED
DECEMBER 31, 1996

          REVENUE. Total revenue of FMG for the twelve months ended December 31, 1997 and 1996 were $79.5 million and $53.0 million, respectively, of which 73% and 85%, respectively, was derived from prepaid contractual agreements with Humana pursuant to which Humana pays FMG a capitated fee ("HMO revenue"). During the twelve months ended December 31, 1997, $62.1 million or 78% of FMG's revenue were derived from the physician practice management division, $9.0 million or 11% was derived from the international medical clinics division, and $8.4 million or 11% was derived from the electrical supply division. During the twelve months ended December 31, 1996, revenue derived from the physician practice management division was $46.3 million, or 87% of FMG's revenue and $6.7 million or 13% was derived from the international medical clinics division. The HMO revenue growth was primarily a result of 1) new provider agreements, as of September 1996, to manage a center in New Port Richey, Florida, as of October 1996, to manage additional centers in Lutz, Florida and South Dale Mabry, Florida and as of February 1996, to manage two centers in Gary, Indiana, and as of August 1997 to manage a center in Springhill, Florida; 2) changing to a full risk contract as of October 1996 in Hammond, Indiana; and 3) including the Durham, Texas medical center in the 1997 consolidated financial statements. Revenue related to these additional centers represent an increase of $19.1 million and the revenue related to the other centers decreased by $6.0 million, due to a decrease in membership in the South Florida market.

          MEDICAL EXPENSE/COST OF SALES. Medical expenses increased $22.0 million, or 51%, to $65.5 million (excluding the cost of sales from the electrical supply division) for the twelve months ended December 31, 1997 from $43.5 million for the same period in 1996. The entire increase ($21.9 million or 100%) resulted from medical services provided under the new provider agreements and the consolidating of Durham, Texas in 1997. Medical expenses related to the other domestic centers decreased by $1.8 million (from $34.1 million in 1996 to $32.3 million in 1997) due to the lower membership and revenue base. International clinics medical expenses increased $1.8 million, to $7.1 million in 1997 from $5.4 million in 1996 due to increased number of patients. Domestic medical expenses as a percentage of HMO and fee for service revenue ("medical loss ratios") were 97% and 84%, respectively, for the twelve months ended December 31, 1997 and 1996. The increase in medical expenses was due to changes in the program benefits provided Humana. FMG has recently implemented controls to monitor medical expenses in the future. The recently implemented controls to monitor expenses primarily relate to a more diligent review of utilization. Cost of sales as of percentage of revenues for the electrical supply distribution business was 70.9%.

          OPERATING EXPENSES. Operating expenses (excluding the impairment loss on intangibles) increased by $3.3 million, or 38%, to $12.0 million, for the twelve months ended December 31, 1997 from $8.7 million for the same period in 1996. The increase was primarily due to the electrical supply distribution division for $2.4 million. The remaining increase of $.9 million was due to the additional costs from operating the new centers. As a percent of revenue, operating expense decreased to 15.2% in 1997 as compared to 16.4% for the same period in 1996. Write-off of intangibles of $3.9 million represent the impairment loss from the goodwill recorded at the time of the Lehigh acquisition.

          OTHER EXPENSE. Interest expense increased $520,856, from $55,523 in 1996 to $576,379 in 1997 due to the interest related to the debt assumed from the Lehigh merger (approximately $300,000 in interest) with the remaining increase due to higher borrowing levels to support the operating losses in 1997 in the physician practice management division.

          The cumulative effect of a change in accounting principle of $991,405 relates to the consolidating of the Durham Clinic in 1997 pursuant to the emerging issues taskforce abstract No. 97-2.

          NET (LOSS) INCOME. Net loss for the twelve months ended December 31, 1997 was $9.5 million compared to net income of $.3 million for the same period in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO
YEAR ENDED DECEMBER 31, 1995

          REVENUE. The total revenues of FMC for the year ended December 31, 1996 and 1995 were $53.0 million and $22.7 million, respectively, of which 85% and 96%, respectively, was derived from prepaid contractual agreements with Humana pursuant to which Humana pays FMC a capitated fee (""MO revenue"). HMO Revenue is derived primarily from the predetermined prepaid contractual arrangements paid per member per month by Humana to the primary care centers which are owned and operated b the Company. Under the capitated fee arrangements, FMC assumes the risk of providing medical services for each managed care member. To the extent that members require more frequent or extensive care, the revenue to FMC may be insufficient to cover the cost of the care that was provided. During the year ended December 31, 1996, $46.4 million or 88% of FMC's revenues were derived from the physician practice management division and $6.7 million or 12% was derived from the international medical clinics division. As of December 31, 1996 the FMC Healthcare Services division had not obtained any definitive management consulting service agreements. Revenue increased by $30.3 million or 133% to $53.0 million for the year ended December 31, 1996, from $22.7 million for the same period in 1995. The HMO revenue growth was primarily a result of FMC's acquisition during January 1996 of controlling ownership of Broward Managed Care, Inc. (the "Broward acquisition"), which has Humana affiliated provider agreements ("provider agreement") to operate and manage two primary care centers in Broward County, Florida ("Broward"), and new provider agreements, as of September 1996, to manage a center in New Port Richey, Florida ("New Port Richey") and as of October 1996, to manage additional centers in Lutz, Florida and South Dale Mabry, Florida. Revenue related to the Broward, New Port Richey, Lutz, and South Dale Mabry centers represents $20.3 million or 87% of the increase in HMO revenue. As discussed in Note 1 of the audited consolidated financial statements, FMC (through the transaction between MedExec and AMC) has a management services agreement with three clinics in the CIS. During the year ended December 31, 1996, revenues generated by this international division accounted for $6.7 million of the $30.3 million increase discussed above. FMC intends to finance the growth of the clinics in Eastern Europe primarily with the capital contribution from GDS. The $30.3 million increase in FMC's revenue is also net of the decrease resulting from the termination in August 1995 of the provider agreement to manage the center in Brandon, Florida. The Brandon center generated $3.5 million in revenue during the year ended December 31, 1995.

          MEDICAL EXPENSES. Medical expenses increased $25.1 million, or 136%, to $43.5 million for the year ended December 31, 1996 from $18.4 million for the same period in 1995. The majority of the increase ($21.6 million or 86%) resulted from medical services provided under the Broward, New Port Richey, Lutz and South Dale Mabry provider agreements. Medical expenses related to the AMC clinics accounted for $5.4 million or 22% of the increase. The increase in medical expense is net of the decrease related to the termination of the Brandon provider agreement in 1995. Medical expenses for Brandon were $3.3 million in 1995. Medical expenses as a percentage of HMO and fee for service revenue ("medical loss ratio") were 84% for the years ended December 31, 1996 and 1995.

          OPERATING EXPENSES. Operating expenses increased by $3.1 million, or 89%, to $8.7 million, for the year ended December 31, 1996 from $4.6 million for the same period in 1995. The increase was primarily due to new employees to staff the primary care centers in Broward, New Port Richey, Lutz, and South Dale Mabry and 4.8 million in expenses incurred by FMC in connection with the development and opening of two international centers. As a percentage of revenue, however, operating expenses decreased to 15% from 20% for the same period in 1995.

          NET INCOME. Net income for the year ended December 31, 1996 was $.3 compared to a net loss of $(.4) for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO
YEAR ENDED DECEMBER 31, 1994

          REVENUE. Revenue increased by 41.4 million, or 7%, to $22.7 million in 1995, from $21.3 million in 1994 due to increased revenue from existing provider agreements offset by the termination during August 1995 of the provider agreement to manage the center in Brandon, Florida.

          MEDICAL EXPENSES. Medical expenses increased $1.8 million, or 11%, to $18.4 million in 1995 from $16.6 million in 1994 primarily as a result of an increase in medical services rendered. The medical loss ratio was 81% for the year ended December 31, 1995 compared to 78% for the year ended December 31, 1994.

          OPERATING EXPENSES. Operating expenses increased $1.2 million, or 35%, to $4.6 million in 1995 from $3.4 million in 1994 due mainly to the additional $1.1 million of expenses incurred by FMC during 1995. These expenses relate primarily to additional compensation to former officers of FMC under employment agreements, development cost incurred relating to the Chicago market, reprising adjustments from Humana related to previous years and legal and professional fees incurred in connection with a proposed merger with another company. Humana from time to time renegotiates certain contracts, which results in retroactive adjustments to the financial statements. In 1995, Humana renegotiated certain hospital contracts in the Tampa market retroactive to the beginning of 1994. As a result, hospitals rebilled FMC for previously billed claims in order to recover additional funds from FMC for 1994 and 1995. The ongoing impact, as with any price increase is higher medical costs. The repricing is noted because 1995 in effect included two years of price increases instead of one. As per FAS No. 5, FMC records retroactive adjustments when they are probable and estimable. As a percentage of revenue, operating expenses for the year ended December 31, 1995 increased to 20% from 16% for the year ended December 31, 1994.

          Net Income (Loss). Net loss for 1995 was $(.4) million compared to net income in 1994 of $1.4 million, a decrease of $1.8 million, which is primarily due to the increase in medical services rendered, the write-off of certain accounts receivables and additional compensation to shareholders under employment agreements. The accounts receivables which were written-off because they were uncollectible related to certain management services provided by FMC totaling $.47 million. The amount was reversed out of revenues where it was originally recorded during the year rather than written off in operating expenses as a bad debt. The remaining accounts receivable balances were deemed to be collectible.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          At December 31, 1997, FMG had cash of $1.2 million compared to $63,014 at December 31, 1996. As of December 31, 1997, the unused portion of the $2.5 million credit facility was $210,000. The increase in cash was due to FMG receiving approximately $4,500,000 as a result of the merger. FMC received $4.5 million dollars from Generale De Sante International, Plc ("GDS") as a result of an investment GDS made in FMC. To date $3.5 million has been used to fund development and operating losses of MedExec, Inc., $500,000 was used to pay professional fees in connection with the merger and the remaining $1.0 million will be used for general working capital requirements.

          FMG had cash of $63,014 at December 31, 1996 compared to $198,763 at December 31, 1995.

          Net cash used in operating activities was ($7.2) million for the year ended December 31, 1997.

          Net cash used in investing activities of approximately $92,000 was primarily the result of $437,000 in capital expenditures, organizational costs of $387,000 and the acquisition of Lehigh for $732,000.

          Net cash provided by financing activities of $8.3 million was the result of $285,000 in proceeds received from loans from Humana, $3.8 million in loans from banks, $4.5 million capital contribution from GDS, less payments of $341,000 to certain shareholders.

          FMG believes that cash from operations, borrowings under existing credit facilities and asset divestitures will be sufficient to satisfy its contemplated cash requirements for at least the next twelve months.

          To date, FMG's principal uses of cash have been to support its operating activities. FMG has met its cash requirements in recent years primarily from its operating activities, advances from Humana and bank borrowings. FMG believes that funds generated from operations, availability under its credit facilities, and asset divestitures will be sufficient to finance its current and anticipated operations and planned capital expenditures at least through 1998.

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

          As of December 31, 1997, FMG also has a credit facility for $2.5 million bearing interest at 1/2% above prime, of which $500,000 is guaranteed by certain current and former officers of FMG. The expiration date for the $2.5 million facility is July 31, 1998. FMG also borrowed an additional $537,000 to purchase Lehigh stock in connection with the merger. FMC purchased this block of stock to increase its voting power at the Special Shareholders meeting that was held July 9, 1997, to vote in favor of the Merger. The expiration date for the $537,000 facility is October 1998.

          FMG also maintains a secured line of credit with a domestic bank for $0.4 million bearing interest at prime. The $0.4 million drawn under this line of credit at December 31, 1997 has been used by FMG in connection with the satisfaction of development costs relating to FMG's Midwest operations. Amortization of $3,333 per month commenced as to the first $200,000 in November 1997 and as to the remaining $200,000, in May 1998.

          FMG, is in default in the payment of interest (approximately $785,400 interest was past due as of December 31, 1997) on the $390,000 aggregate principal amount of its 13 1/25 Senior Subordinated Notes due May 15, 1998 ("13 1/2% Notes") and 14 7/8% Subordinated Debentures due October 15, 1995 ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception of certain of the 14 7/8% Debentures, which were retired during 1996).

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

          Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

          Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in asserting performance.

          Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Results of operations and financial position will be unaffected by implementation of these new standards. The Company has not determined whether either of these two standards will have a material impact on its financial statement disclosure.

IMPACT OF INFLATION

          Inflation has not had a significant impact on the Company's operations over the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See pages F-1 through F-62 and page S-1 of this Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The table set forth below sets forth information with respect to the directors and executive officers of the Company. Information as to age, occupation and other directorships has been furnished to the Company by the individual named. Dennis A. Sokol, Salvatore J. Zizza, Elliot H. Cole and Richard Berman are currently directors of the Company and will serve as directors until the next annual meeting of stockholders of the Company (or until their respective successors are duly elected and qualified or until their earlier death, resignation or removal).

DIRECTORS AND EXECUTIVE OFFICERS

NAME                  AGE     CURRENT POSITION
---------             ---     -----------------------------

Dennis A. Sokol       52      Chairman of the Board,  Chief  Executive  Officer
                              and Director of the Company and Chairman of the Board and Chief Executive Officer of FMC

Salvatore J. Zizza    52      Chief   Financial    Officer,    Executive   Vice
                              President,   Treasurer   and   Director   of  the
                              Company

Robert A. Bruno       41      Vice  President,  General  Counsel and  Secretary
                              of the Company

Robert H. Glasser     42      Vice President of Finance and Controller

Elliot H. Cole        65      Vice  Chairman  of the Board and  Director of the
                              Company

Richard Berman        53      Director of the Company

         Mr. Sokol has been a director and Chairman of the Board and Chief Executive Officer of the Company since the Merger, which was consummated on July 9, 1997. Mr. Sokol has served as the Chairman of the Board and Chief Executive Officer of FMC since its formation in January 1996. Prior to the formation of FMC, Mr. Sokol served as the Chairman of the Board and Chief Executive Officer of Hospital Corporation International, Plc., the former international division of Hospital Corporation of America, Inc., which entity owned and operated hospitals and primary care facilities in the United Kingdom, Central and Eastern Europe, the Middle East and Pacific Rim, and American Medical Clinics, Ltd. Mr. Sokol was the founder, and from 1984 to 1988 served as Chief Executive Officer of MedServ Corporation, a multifaceted medical service company. Mr. Sokol was the founder, and from 1989 to 1992 served as the Chief Executive Officer of the American-Soviet Medical Consortium whose members included Pfizer, Inc., Colgate-Palmolive Company, Hewlett-Packard Company, MedServ, Amoco Corporation and Federal Express Corporation. In all, Mr. Sokol has over thirty years experience in the medical services industry.

         Mr. Zizza has been a director of the Company since 1985 (except that he did not serve as a director during the period from March 15, 1991 through April 16, 1991) and Executive Vice President and Treasurer since 1997. He was Chairman of the Board of the Company from April 16, 1991 until the Merger, and was Chief Executive Officer of the Company from April 16, 1991 through August 22, 1991 and President of NICO Inc. ("NICO") from 1983 through August 22, 1991. He also served as President of the Company from October 1985 until April 16, 1991. He is also a director of the Gabelli Equity Trust, Inc.; The Gabelli Asset Fund; The Gabelli Growth Fund; The Gabelli Convertible Securities Funds, Inc.; The Gabelli Global MultiMedia Trust Inc. and Hollis Eden Pharmaceuticals Corp. (a NASDAQ - listed company). In 1995, Mr. Zizza became Chairman of the Board of The Bethlehem Corporation (an AMEX company).

         Mr. Bruno has served as Vice President and General Counsel of the Company since May 5, 1993 and as Secretary since August 22, 1994. He served on the Board from March 31, 1994 until July 9, 1997. He also has served as General Counsel to NICO and its subsidiaries since June 1983 (except he did not serve as General Counsel to NICO during the period of January 1, 1992 through May 31,
1993).

         Mr. Glasser joined FMC in May 1997 as Corporate Controller. As of July 9, 1997 he was named Vice President Finance of FMG. From October 1995 through May 1997 Mr. Glasser was a founder and Chief Financial Officer of All Round Foods, Inc. a sales and marketing company in the food service industry. From February 1992 to October 1995 Mr. Glasser was a Partner in the Corporate Recovery Services Group at BDO Seidman LLP. He was a senior manager at KPMG Peat Marwick LLP in its Corporate Recovery Services Department from May 1988 through February 1992. Mr. Glasser is a Certified Public Accountant in the states of New York and Connecticut and is a Certified Insolvency and Reorganization Accountant.

         Mr. Cole has been a director of the Company since July 1997 and has served as the Co-Vice Chairman of FMC's Board of Directors since its formation in January 1996. Mr. Cole is a senior partner in the law firm of Patton Boggs LLP, Washington, D.C., a firm of approximately 250 lawyers. Mr. Cole has practiced corporation law and been engaged in Federal matters for more than thirty-five years. Mr. Cole has served as a trustee of Boston University since 1977 as well as being a member of numerous corporate and not-for-profit boards.

         Mr. Berman has been a director of the Company since August 1997. Since 1995, Mr. Berman has been the President of Manhattanville College. From 1991 to 1994 he was employed by Howe-Lewis International, initially as President of North America and subsequently as President and Chief Executive Officer. He also is a director of HCIA, Inc., Health Insurance Plan of Greater New York, the Independent College Fund and a member of the Special Advisory Panel on Empire Blue Cross/Blue Shield and the New York State Council on Health Care and on the Board of Directors for Lillian Vernon since 1997 (an AMEX company).

         No family relationship exists between any of the directors and executive officers of the Company.

         All directors will serve until the annual meeting of stockholders of the Company to be held in 1998 and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal. Officers are elected annually by the Board of Directors and serve at the discretion thereof.

ITEM 11.      EXECUTIVE COMPENSATION

          The following table sets forth a summary of compensation awarded to, earned by or paid to the Chief Executive Officer and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during each of the years ended December 31, 1997, December 31, 1996 and December 31, 1995:

                                                SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                    Compensation
                                                ANNUAL COMPENSATION                 AWARDS

                                                                                    Securities
                                                                                    Underlying
                                                                                    Options

                                                                   Other Annual     (Number of     All Other
NAME AND PRINCIPAL POSITION       YEAR       SALARY     BONUS     COMPENSATION (1)  SHARES)        COMPENSATION (2)
---------------------------       ----       ------     -----     ----------------  -------        ----------------

Salvatore J. Zizza  (3)           1997     $200,000       0             0             0                $1,288
                                  1996     $200,000       0             0             0                $1,272
                                  1995     $200,000       0             0             0                $1,272

Dennis Sokol  (4) (6)             1997     $296,800       0             0             0               $57,980
                                  1996     $267,200       0             0             0               $29,790
                                  1995     $250,000       0             0             0                    $0

Kenneth Burkhart  (6)             1997     $172,763       0             0             0                    $0
                                  1996            0       0             0             0                    $0
                                  1995            0       0             0             0                    $0

Shannon Slusher  (7)              1997     $125,000       0             0             0               $33,000  (8)
                                  1996      $80,000       0             0             0               $35,000  (8)
                                  1995      $90,000       0             0             0               $35,000  (8)

Vladimir Checklin  (7)            1997     $150,000       0             0             0               $12,000  (9)
                                  1996            0       0             0             0                    $0
                                  1995            0       0             0             0                    $0

Michael Cavanaugh  (5) (6)        1997     $236,114       0             0             0                    $0
                                  1996     $236,725       0             0             0                    $0
                                  1995     $242,695       0             0             0                    $0

Stuart Kaufman  (5) (6)           1997            0       0             0             0                    $0
                                  1996     $110,800       0             0             0                    $0
                                  1995     $199,952       0             0             0                    $0

Stephanie Schmidt  (5) (6)        1997            0       0             0             0                    $0
                                  1996     $140,421       0             0             0                    $0
                                  1995     $150,000       0             0             0                    $0

Mark Kugler  (5) (6)              1997            0       0             0             0                    $0
                                  1996     $205,785       0             0             0                    $0
                                  1995     $206,329       0             0             0                    $0

Mel Levinson  (5) (6)             1997            0       0             0             0                    $0
                                  1996     $116,997       0             0             0                    $0
                                  1995     $200,924       0             0             0                    $0

Asif Jamal  (5) (6)               1997            0       0             0             0                    $0
                                  1996      $84,818       0             0             0                    $0
                                  1995     $150,000       0             0             0                    $0

Jeff Fine  (5) (6)                1997            0       0             0             0                    $0
                                  1996     $110,800       0             0             0                    $0
                                  1995     $200,924       0             0             0                    $0


(1) As to each individual named, the aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) Represents premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer or the Company.

(3) Until the Merger, Mr. Zizza was Chairman of the Board, President and Chief Executive Officer of the Company and at present he is the Executive Vice President and Treasurer. On August 22, 1994, the Company and Mr. Zizza entered into an employment agreement. Mr. Zizza and the Company amended the terms of Mr. Zizza's employment agreement effective as of the time of Merger. In general, as amended, the employment agreement provides for his employment through December 31, 2000 at an annual salary of $200,000 (subject to increase, at the discretion of the Board of Directors, if the Company acquires one or more new businesses, to a level commensurate with the compensation paid to the top executives of comparable businesses). In addition, Mr. Zizza may be entitled to a bonus, at the discretion of the Company.

(4)      During  1995  these  individuals  were  employed  by  American  Medical
         Clinics, Inc.

(5)      During 1995 these individuals were employed by MedExec Inc.

(6) During 1996 and 1997 these individuals were employed by FMC as a result of the reorganization among MedExec Inc., American Medical Clinics, Inc. and FMC.

(7)      These individuals were employed by American Medical Clinics, Inc.

(8) Represents a housing allowance of $30,000, $30,000 and $25,000 for 1995, 1996 and 1997 respectively. Also represented is a travel allowance of $5,000, $5,000 and $8,000 for 1995, 1996 and 1997
         respectively.

(9)      Represents a housing allowance.

Dividends paid to shareholders of American Medical Clinics, Inc., MedExec Inc. and FMC have not been included.

COMPENSATION OF DIRECTORS

         Prior to the Merger, the Company's directors received no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred in attending meetings. Since the consummation of the Merger, executive directors have continued to receive no compensation; however, each non-executive director now is entitled to receive annually shares of Common Stock with a fair market value of $10,000 (pro-rated in 1997 to reflect the portion of the year following the Merger): The non-executive directors had not received any shares for 1997. In April 1996, Lehigh granted options to purchase 15,000 shares of Common Stock at an exercise price of $.50 per share to a former non-executive officer director and options to purchase 10,000 shares of Common Stock at an exercise price of $.50 per share to three former non-executive officer directors, two of whom were members of the Compensation Committee. The options granted in 1996 do not give effect to the November 1997 reverse split.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

         The Certificate of Incorporation and By-laws of the Company contain provisions permitted by the Delaware General Corporation Law (under which the Company is organized), that, in essence, provide that directors and officers shall be indemnified for all losses that may be incurred by them in connection with any claim or legal action in which they may become involved by reason of their service as a director or officer of the Company if they meet certain specified conditions. In addition, the Certificate of Incorporation of the Company contains provisions that limit the monetary liability of directors of the Company for certain breaches of their fiduciary duty of care and provide for the advancement by the Company to directors and officers of expenses incurred by them in defending suits arising out of their service as such.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

OPTIONS

         No options were granted during 1997 to the executive officers of the Company named in the Summary Compensation Table or to other employees of the Company. However, four former non-executive officer directors were granted stock options in 1996. See "Compensation of Directors". In July 1997, the Board of Directors established a Stock Option Plan (the "Stock Option Plan") and the Incentive Compensation Plan (the "Incentive Compensation Plan").

         No options were exercised by the executive officers of the Company named in the Summary Compensation Table during the fiscal year ended December 31, 1997. The following table sets forth the number and dollar value of options held by such persons on December 31, 1997, none of which were "in the money" at December 31, 1997.

AGGREGATED OPTION EXERCISES IN
1997 AND YEAR-END OPTIONS

Number of Unexercised Options and Warrants at
Year-End

--------------------------------------------------------------------------------

NAME                     Exercisable             Unexercisable
---------                ---------------         ------------------

Salvatore Zizza          281,919

Robert Bruno               8,333

THE STOCK OPTION PLAN

         The purpose of the Stock Option Plan is to advance the Company's interests by providing additional incentive to attract and retain in the employ of the Company and its subsidiaries, qualified and competent persons to provide management services, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. The Stock Option Plan provides for the grant of incentive stock options and nonqualified stock options within the meaning of
Section 422 of the Internal revenue Code of 1986, as amended (the "Code"), as well as stock appreciation rights ("Rights") with respect to stock options and restricted stock ("Restricted Stock") awards.

         The Stock Option Plan, which is administered by the Compensation Committee of the Board of Directors (but can also be administered directly by the Board of Directors), currently authorizes the issuance of a maximum of 500,000 shares of Common Stock (on a post Reverse Split basis), which may be newly issued shares or previously issued shares held by any subsidiary of the Company. If any award under the Stock Option Plan terminates, expires unexercised or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards

         The purchase price of each share of Common Stock purchasable under an incentive option granted under the Stock Option Plan is to be determined by the Compensation Committee at the time of grant, but is to not be less than 100% of the fair market value of a share of Common Stock on the date the option is granted; PROVIDED, HOWEVER, that with respect to an optionee who, at the time such incentive option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company or of any of its subsidiaries, the purchase price per share is to be at least 110% of the fair market value per share on the date of grant. The term of each option is to be fixed by the Compensation Committee, but no option is to be exercisable more than five years after the date such option is granted.

         The aggregate fair market value, determined as of the date the incentive option is granted, of shares of Common Stock for which incentive options are exercisable for the first time to any optionee during any calendar year under the Stock Option Plan (and/or any other stock options plans of the Company or any of its subsidiaries) shall not exceed $100,000. The aggregate number of shares of Common Stock subject to options granted under the Stock Option Plan granted during any calendar year to any one director is not to exceed that number of shares as equals ten percent of the outstanding shares of the Company for which options may be granted under the Stock Option Plan.

         The Compensation Committee shall have the authority to grant Rights with respect to all or some of the shares of Common Stock covered by any option, which Rights may be granted together with or subsequent to the grant of the option. Rights entitle the holder to cash equal to the difference between an Offer Price Per Share (as defined in the Stock Option Plan) and the exercise price of the related option if shares of Stock representing 20 percent or more of the aggregate votes of the Stock voting together as a single class. If a Right is exercised, the related Option is terminated, and if an option terminates or is exercised, the corresponding Right terminates.

         In addition, the Compensation Committee shall have the authority to award Restricted Stock which entitles the recipient to acquire, at no cost or for a purchase price determined by the Compensation Committee, shares of Common Stock subject to such restrictions and conditions as the Compensation Committee may determine at the time of grant. Conditions may be based on continuing employment and/or achievement of pre-established performance goals and objectives. A recipient of Restricted Stock shall have the rights of a stockholder with respect to the voting of the Restricted Stock, subject to such other conditions contained in the written instrument evidencing the Restricted Stock. However, generally Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of, and, generally, upon the termination of the recipient's employment with the Company, the Company shall have the right, at the discretion of the Compensation Committee, to repurchase such Restricted Stock at its purchase price. Nonetheless, once the pre-established performance goals, objectives and other conditions have been attained, such shares of Restricted Stock shall no longer be Restricted Stock and shall be deemed "vested" and will be freely transferable.

         The Board of Directors may amend, suspend or terminate the Stock Option Plan, except that no amendment may be adopted that would impair the rights of any optionee without his consent. Further, no amendment may be adopted which, without the approval of the stockholders of the Company, would (i) materially increase the number of shares issuable under the Stock Option Plan, except as provided in itself, (ii) materially increase the benefits accruing to optionees under the Stock Option Plan, (iii) materially modify the eligibility requirements for participation in the Stock Option Plan, (iv) decrease the exercise price of an incentive option to less than 100% of the fair market value per share of Common Stock on the date of grant or the exercise price of a nonqualified option to less than 80% of the fair market value per share of Common Stock on the date of grant, or (v) extend the term of any option beyond that provided for in the Stock Option Plan.

         The Compensation Committee may amend the terms of any option previously granted, prospectively or retroactively, but no such amendment may impair the rights of any option without his consent. The Compensation Committee may also substitute new options for previously granted options, including options granted under other plans applicable to the participant and previously granted options having higher option prices, upon such terms as it may deem appropriate.

         The number of shares of Common Stock available under the Stock Option Plan and the terms of any option or other award granted thereunder are subject to adjustment in the event of a merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the shares of Common Stock, if the Compensation Committee determines that such event equitably requires such an adjustment.

         As of March 1, 1998, there were no options outstanding under the Stock Option Plan and no Restricted Stock had been awarded.

INCENTIVE COMPENSATION PLAN

         The purpose of the Incentive Compensation Plan is to advance the Company's interests by providing additional incentives to those key employees of the Company who contribute the most to the growth and profitability of the Company and to encourage such key employees to continue as employees by making their compensation competitive with compensation opportunities in competing businesses and industries.

         The Incentive Compensation Plan, which is administered by the Compensation Committee of the Board of Directors (but can also be administered directly by the Board of Directors), authorizes the Compensation Committee to determine by March 15 of each year which key employees will be eligible in such year for incentive compensation pursuant to the Incentive Compensation Plan (the "Participants") and to establish targets for such fiscal year for the Company's earnings per share. If the targets are achieved then each Participant will receive (i) a cash bonus equal to 10% of his base salary for such year, (ii) an amount of Common Stock (the "Stock Bonus") determined by dividing 30% of his base salary by (50%) of the average of the high and low closing prices for the Common Stock during such year (or, if lower, 50% of the closing sales price on the last trading day of such year), and (iii) a cash payment sufficient to satisfy such participant's income tax liability with respect to his Stock Bonus. There is no maximum number of shares of Common Stock, which may be awarded under the Incentive Compensation Plan.

         The Compensation Committee may amend the Incentive Compensation Plan, except that no amendment may be adopted that would impair the rights of any Participant with respect to the year in which such amendment had been adopted.

         The Plan shall terminate on December 31, 2002 except for the delivery of shares of Common Stock and/or cash due to Participants with respect to such year.

         If, prior to the end of any Fiscal Year, a Participant's employment terminates on account of (i) death, (ii) retirement, (iii) total and permanent disability, or (iv) the Company's termination of the Participant without cause, the Participant will nonetheless remain eligible to receive amounts under the Incentive Compensation Plan for such year if the Participant shall have been an active, full-time employee for a period of at least two years preceding such termination. In all other cases, the Participant will be ineligible.

         No bonuses or stock have been awarded under the Incentive Compensation Plan.

BOARD REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee is responsible for developing the Company's executive compensation policies, determining the compensation paid to the Company's Chief Executive Officer and its other executive officers and administering the Stock Option Plan and the Incentive Compensation Plan. The Compensation Committee did not meet in 1996 since all executives were paid pursuant to previously executed employment agreements and the report is the report of the entire Board of Directors.

The Compensation Committee did not meet in 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Until the meeting on July 9, 1997 at which the current Board of Directors were elected, Anthony Amhurst and Charles Gargano were members of the Compensation Committee and were directors. Currently, Mr. Cole is the only member of the Compensation Committee and is a director. There are no Compensation Committee interlock relationships to be disclosed pursuant to Item 402 of Registration S-K.

PERFORMANCE GRAPH

         The graph below compares the cumulative total shareholder return on the Common Stock of the Company with the cumulative total return on the NYSE Market Index and MG Group Index (assuming the investment of $100 in the Company's Common Stock, the NYSE Market Index and MG Group Index on January 1, 1992, and reinvestment of all dividends).

                  - - - - - - - - - - - - FISCAL YEAR ENDING - - - - - - - - - -


COMPANY                            1992             1993           1994           1995          1996            1997


FIRST MEDICAL GROUP INC            100             72.22          61.11          25.01          25.01         111.14
INDUSTRY INDEX                     100            115.50         128.20         160.45         159.58         164.64
BROAD MARKET                       100            119.95         125.94         163.35         202.99         248.30


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information on March 12, 1998 (except as otherwise noted below) with respect to each person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known to the Company to be the beneficial owner of more than 5% of the Common Stock.


    Name of Address                 Amount and Nature of         Percent
    OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP (1)     OF CLASS
    -------------------             ------------------------     --------

General De Sante                             2,047,860            21.79%
International PLC
4 Cornwall Terrace
London, NW 1 4QP
England

SAJH Partners                                1,595,021(2)         16.93%
1055 Washington Bvld.
Stamford, CT  06901

Dennis A. Sokol                                482,644             5.14%
1055 Washington Blvd.
Stamford, CT  06901


(1) Except as otherwise indicated, each of the person listed above has sole voting and investment power with respect to all shares shown in the table as beneficially owned by such person.

(2) Dennis Sokol is the Managing Partner of SAJH Partners and has a 1% partnership interest in the partnership and consequently could be deemed under Rule 13D-3 of the Exchange Act to have beneficial ownership of such shares. Mr. Sokol disclaims ownership of all such shares other than as a result of his 1% partnership interest.


SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the number of shares of Common Stock beneficially owned on March 12, 1998 by (i) each director of the Company, (ii) each of the executive officers named in the Summary Compensation Table set forth above and
(iii) all directors and executive officers of the Company as a group.

    Amount and Nature of
    NAME OF BENEFICIAL OWNER     BENEFICIAL OWNERSHIP (1)     PERCENT OF CLASS
    ------------------------     ------------------------     ----------------

Dennis A. Sokol (2)                        482,644                  5.14

Salvatore J. Zizza (3)                     290,436                  3.00

Elliot H. Cole                             321,165                  3.32

Richard Berman                                   0                 -------

Robert A. Bruno (4)                         10,423                    *

Robert H. Glasser                                0                 -------


All executive officers
and directors as a group.
(6 persons)                              1,104,668                 11.46

*     Less than 1%


(1) Except as otherwise indicated, each person listed above has sole voting and investment power with respect to all shares shown in the table.

(2) See note 2 of the table under the caption "Security Ownership of Certain Beneficial Owners" above.

(3)  Includes 281,919 options to purchase common stock at $.875 per share.

(4)  Includes 8,333 options to purchase common stock at $.875 per share.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         FMC and Generale de Sante International, Plc ("GDS") were parties to a Subscription Agreement, dated June 11, 1996 pursuant to which GDS paid $5,000,000 in order to acquire a variety of ownership interests in FMC and its subsidiaries, including (i) 10% of the outstanding shares of FMC's common stock (the "FMC Common Stock"), each share of which was automatically exchanged pursuant to the Merger for 1,127.675 shares of Common Stock and 103.7461 shares of Preferred Stock, and (ii) shares of FMC's 9% Series A Convertible Preferred Stock (the "FMC Preferred Stock") convertible into 10% of the shares of FMC Common Stock, which shares of FMC Preferred Stock were converted following the Merger. Consequently, when GDS converted its shares of FMC Preferred Stock, GDS received shares of Lehigh Common Stock and Lehigh Preferred Stock. Together, with the shares issued for the FMC Common Stock, these shares would give GDS a total of approximately 21.79% ownership interest and voting power of the Company. See "Security Ownership of Certain Beneficial Owners of the Company."

         For information regarding the employment arrangements and options of Mr. Zizza, see note 3 to the Summary Compensation Table and note 3 to the table regarding Security Ownership of Certain Beneficial Owners of the Company. Mr. Zizza and the Company have entered into negotiations for the purchase of Hallmark Electrical Supplies Corporation.

         Mr. Bruno has an employment agreement with the Company that expires December 31, 2000 at an annual salary of $120,000. For information regarding Mr. Bruno's options see note 4 to the table regarding security ownership of certain beneficial owners of the Company.

         On January 1, 1996, FMC and Dr. Levinson, who was a director of the Company, entered into an agreement for the period commencing January 1, 1996 and terminating December 31, 1998 and providing for a payment of $100,000 (subject to increase in accordance with the consumer price index) annually during the period. Dr. Levinson's contract was not terminated as a result of the Merger. Dr. Levinson resigned as a director of the Company on February 5, 1998.

         FMC and Dennis A. Sokol,  the  Chairman of the Board,  Chief  Executive
Officer and Director of the Company and Chairman of the Board and Chief Executive Officer of FMC, have an oral agreement whereby FMC has agreed to pay Mr. Sokol an annual salary of $300,000 per year for his services as FMC's
Chairman of the Board and Chief Executive Officer. At the discretion of the Compensation Committee of the Board of FMC, Mr. Sokol may be awarded an annual bonus. Mr. Sokol is also a shareholder of American Medical Clinics, which is a plaintiff in the following lawsuit:

HOSPITAL CORPORATION INTERNATIONAL, LTD. AND AMERICAN MEDICAL CENTERS, INC. VS. PEPSICO INC., CASE NUMBER 94CVS 888 SUPERIOR COURT, CRAVEN COUNTY, NORTH CAROLINA

         On January 1, 1996, American Medical Clinics ("AMC") shareholders and MedExec shareholders entered into a Reorganization Agreement to form First Medical Corporation ("FMC"). As part of the

Agreement, the AMC shareholders did not assign its interest to include any recovery from the Litigation other than as stated below.

         In this lawsuit instituted by Hospital Corporation International, Ltd. and American Medical Centers Inc. against Pepsico Inc., and certain other parties about which AMC has fully informed the FMC (the "Litigation"), FMC agreed to pay the ongoing legal fees and other expenses connected with the Litigation. If the Litigation is settled or otherwise brought to a successful conclusion, the proceeds of such settlement or other successful conclusion of the Litigation (the "Proceeds") will be shared as follows: (a) AMC and FMC will first be reimbursed in full for their respective legal fees and expenses incurred in connection with the Litigation (the "Fees") or a pro rata share of the Fees incurred by each of them if the Proceeds are insufficient to reimburse AMC and FMC for the Fees in full; and (b) the balance of the Proceeds will be shared on a proportionate basis between FMC and the former shareholders of AMC. The portion to be paid to FMC shall be a fraction, the numerator of which will be the amount of the Fees paid by FMC and the denominator of which will be the net Proceeds remaining after the reimbursement of the fees pursuant to subparagraph (a) above. The former shareholders of AMC will receive the balance of the Proceeds.

         The Company and Elliot H. Cole, the Vice Chairman of the Board and Director of the Company, have an oral agreement whereby the Company has agreed to pay Mr. Cole a consulting fee of $60,000 per year for his services as the Company's Vice Chairman of the Board. Mr. Cole is a member of the law firm Patton Boggs, L.L.P. which renders legal services to the Company and is representing the Plaintiff in the aforemention Litigation discussed in this Item 13.

                                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                               PAGE

     a.   (1)      FINANCIAL STATEMENTS


                   The following  financial  statements are Included in Part II,
                   Item 8 of this Annual Report on Form 10-K:

                   The First Medical Group, Inc. ("FMG")
                   Report of Independent Public

                   Accountants as of December 31, 1997                                      F-2

                   Consolidated Balance Sheet, December

                   31, 1997                                                                 F-3

                   Consolidated Statement of Operations,

                   Year Ended December 31, 1997                                             F-4

                   Consolidated Statement of Changes in
                   Shareholders' Equity (Deficit), Year

                   Ended December 31, 1997                                                  F-5

                   Consolidated Statement of Cash Flows,

                   Year Ended December 31, 1997                                             F-6

                   Notes to Consolidated Financial

                   Statements.                                                              F-7 - F-20

                   First Medical Corporation

                   Independent Auditors' Report                                             F-21
                   Consolidated Balance Sheet - December 31, 1996                           F-22
                   Consolidated Statement of Income for the Year Ended

                      December 31, 1996                                                     F-23
                   Consolidated Statement of Stockholder's Equity for the Year

                      Ended December 31, 1996                                               F-24
                   Consolidated Statement of Cash Flows for the Year Ended

                      December 31, 1996                                                     F-25 to F-26
                   Notes to Consolidated Financial Statements                               F-27 to F-41

                   MedExec, Inc. and Subsidiaries; SPI Managed Care, Inc.; and
                   SPI Managed Care of Hillsborough County, Inc.:
                   Independent Auditor's Report                                             F-42
                   Combined Balance Sheets - December 31, 1995 and 1994                     F-43
                   Combined Statements of Operations for Each of The Years in The

                      Three-Year Period Ended December 31, 1995                             F-44
                   Combined Statements of Stockholder's Equity For Each of The

                      Years in The Three-Year Period Ended December 31, 1995                F-45
                   Combined Statements of Cash Flows for Each of The Years
                      in The Three-Year Period Ended December 31, 1995                      F-46

                                                                                               PAGE


                   Notes to Combined Financial Statements                                   F-47 to F-62

     a.   (2)      SCHEDULE

                   The following  schedule for the Years F-20 Ended December 31,
                   1997 and 1996 are submitted herewith:

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

          (b)      REPORTS ON FORM 8-K

                   There was no Form 8-K filed during the last quarter covered by this report.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            First Medical Group, Inc.

                                            By:  /s/ Dennis A. Sokol
                                                 ----------------------
                                                      Dennis A. Sokol
                                                      Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ Dennis A. Sokol        Chairman of the Board of Directors,           April 15, 1998
---------------------      President and Chief Executive Officer
Dennis A. Sokol


/S/ Salvatore J. Zizza     Director and Chief Financial Officer          April 15, 1998
---------------------
Salvatore J. Zizza


/S/ Elliot H. Cole         Director and Vice Chairman                    April 15, 1998
---------------------      of the Board
Elliot H. Cole


/S/ Richard Berman         Director                                      April 15, 1998
---------------------
Richard Berman


/S/ Robert H. Glasser      Controller                                    April 15, 1998
---------------------
Robert H. Glasser

                          INDEX TO FINANCIAL STATEMENTS
                             AND SUMPLEMENTARY DATA
                                                                      Page

First Medical Group, Inc. ("FMG")                                   F-2
Report of Independent Certified Public Accountants as of
   December 31, 1997
Consolidated Balance Sheet, December 31, 1997                       F-3
Consolidated Statement of Operations, Year Ended                    F-4
   December 31, 1997

Consolidated Statement of Changes in Shareholders'                  F-5
   (Deficit) Year Ended December 31, 1997

Consolidated Statement of Cash Flows, Year Ended                    F-6
   December 31, 1997

Notes to Consolidated Financial Statements                          F-7 to F-20

First Medical Corporation
Independent Auditors' Report                                        F-21
Consolidated Balance Sheet - December 31, 1996                      F-22
Consolidated Statement of Income for the Year Ended
   December 31, 1996                                                F-23
Consolidated Statement of Stockholder's Equity for the Year
   Ended December 31, 1996                                          F-24
Consolidated Statement of Cash Flows for the Year Ended
    December 31, 1996                                               F-25 to F-26
Notes to Consolidated Financial Statements                          F-27 to F-41

MedExec, Inc. and Subsidiaries; SPI Managed Care, Inc.; and
SPI Managed Care of Hillsborough County, Inc.:
Independent Auditor's Report                                        F-42
Combined Balance Sheets - December 31, 1995 and 1994                F-43
Combined Statements of Operations for Each of The Years in The
    Three-Year Period Ended December 31, 1995                       F-44
Combined Statements of Stockholder's Equity For Each of The
    Years in The Three-Year Period Ended December 31, 1995          F-45
Combined Statements of Cash Flows for Each of The Years
    in The Three-Year Period Ended December 31, 1995                F-46
Notes to Combined Financial Statements                              F-47 to F-62

Schedule, Years Ended December 31, 1997 and 1996
   II - Valuation and Qualifying Accounts                           S-1

All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

Independent Auditor's Report

The Board of Directors
First Medical Corporation

We have audited the accompanying consolidated balance sheet of First Medical Corporation as of December 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Medical Corporation as of December 31, 1996, and the results of their operations and their cash flows for the year then ended December 31, 1996, in conformity with generally accepted accounting principles.

                                               KPMG PEAT MARWICK LLP

March 25, 1997, except as to
note 2(m) which is as of November 12, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



First Medical Group, Inc.
Stamford, Connecticut


We have audited the accompanying consolidated balance sheet of First Medical Group, Inc. as of December 31, 1997, and the related consolidated statement of operations, shareholder's deficit and cash flows for the year then ended.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 14, the Company has entered into two separate agreements to sell certain medical operations, as well as its "HallMark" subsidiary. The total revenues of the Companies being divested account for approximately 74% of the total consolidated revenues of the Company for the year ended December 31, 1997.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Medical Group, Inc. at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



New York, New York

                                                    BDO Seidman, LLP
March 27, 1998, except for Note 14
  which is as of April 14, 1998

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                     ASSETS                             1997
                                                                   ------------
Current assets:
  Cash and cash equivalents                                        $  1,151,416
  Humana IBNR receivable and claims reserve fund                      8,953,707
  Other receivables, net of allowance for doubtful accounts
    of $1,015,287                                                     7,620,638
  Due from related parties                                            1,139,760
  Inventories                                                         1,963,859
  Prepaid expenses and other current assets                             266,813
                                                                   ------------

     Total current assets                                            21,096,193

Property and equipment, net                                             732,917
Intangible assets,net                                                 5,361,616
Other assets                                                            354,659
                                                                   ------------
                                                                   $ 27,545,385
                                                                   ============

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
  Accounts payable                                                 $  4,601,993
  Accrued expenses                                                    4,610,078
  Accrued medical claims, including IBNR                              8,189,829
  Corporate deposits                                                    731,372
  Loans payable to Humana, current maturities                           366,489
  Loans payable to banks, current maturities                          3,457,812
  Obligations to certain shareholders, current maturities               548,267
                                                                   ------------

     Total current liabilities                                       22,505,840

  Loans payable to Humana, net of current maturities                    293,141
  Loans payable to banks, net of current maturites                    5,133,042
  Obligations to certain shareholders, net of current maturiites        667,083

Commitments and contingencies

Shareholders' deficit:

  Capital stock,par value $.001;authorized shares 100,000,000
  shares issued 9,397,292                                                 9,397
  Additional paid in capital                                          8,083,488
  Retained deficit                                                   (9,146,606)
                                                                   ------------
     Total shareholders' deficit                                     (1,053,721)
                                                                   ------------
                                                                   $ 27,545,385
                                                                   ============

See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Year Ended
                                                                     December
                                                                     31, 1997

Revenues:
  Capitated revenue - Humana                                       $ 58,234,005
  Fee for service and related revenue                                12,849,421
  Other revenue                                                       8,391,632
                                                                   ------------
      Total revenue                                                  79,475,058

Medical expenses                                                     65,512,662
Cost of sales                                                         5,925,503
      Total cost of services and sales                               71,438,165
                                                                   ------------

          Gross margin                                                8,036,893

Operating expenses:
  Salaries and related benefits                                       3,841,911
  General and administrative                                          7,169,363
  Impairment loss on intangibles                                      3,959,551
  Depreciation and amortization                                       1,031,337
                                                                   ------------
      Operating loss                                                 (7,965,269)
  Interest expense, net                                                 576,379

Loss before income tax benefit and cumulative effect
  of a change in accounting principle                                (8,541,649)
Income tax benefit
                                                                        (62,736)

Net loss before cumulative effect of a change
  in accounting principle                                          $  8,478,913

  Cumulative  effect of a change in
   accounting principle                                                (991,405)

Net loss                                                           $ (9,470,318)
                                                                   ============
Loss per share - basic and diluted
  Loss before cumulative effect of a change in accounting
    principle                                                      $       (.92)
  Cumulative effect of change in accounting principle                      (.11)
                                                                   ------------
      Net loss                                                     $      (1.03)

Weighted average number of common shares
    outstanding                                                       9,202,117


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                                                 Additional            Retained           Total
                                                                 Common            Paid-in             Earnings        Shareholders'
                                                                 Stock             capital            (Deficit)      (Deficit)Equity
                                                              -----------        -----------        -----------         -----------
Balance, December 31, 1996                                    $       100        $   379,685        $   323,712         $   703,497

Merger with Lehigh (recapitalization)                               9,297          2,538,803               --             2,548,100
Capital contribution from GDS                                        --            5,000,000               --             5,000,000

Capital contribution to AMCD                                         --              165,000               --               165,000

Net loss                                                             --                 --           (9,470,318)         (9,470,318)
                                                              -----------        -----------        -----------         -----------

Balance, December 31, 1997                                    $     9,397        $ 8,083,488        $(9,146,606)        $(1,053,721)
                                                              ===========        ===========        ===========         ===========

See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997


Cash flow from operating activities:
  Net income                                                       $ (9,470,318)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                   1,031,337
      Deferred income tax liability, net                               (112,500)
      Impairment loss from intangibles                                3,959,551
      Cumulative effect of a change in accounting principles            991,405
      (Increase) decrease in assets, net of acquisitions:
        Humana IBNR receivable and claims reserve fund                 (715,373)
        Other receivables                                            (1,921,513)
        Due from related parties, net                                (1,300,980)
        Inventories                                                      17,269
        Prepaid expenses and other current assets                      (318,859)
        Intangibles and other assets                                 (2,746,309)
      Increase (decrease) in liabilities, net of acquisitions:
        Accounts payable and other accrued expenses                   2,680,130
        Accrued medical claims, including IBNR                        1,106,122
        Corporate deposits                                              (75,104)
        Taxes payable                                                  (300,000)
                                                                   ------------
          Net cash used in operating  activities                     (7,175,142)
                                                                   ------------
Cash flows used in investing activities:
  Capital expenditures                                                 (436,600)
  Organizational costs                                                 (386,975)
  Acquisition of Lehigh, net of cash acquired                           731,667
                                                                   ------------
          Net cash used in investing activities                         (91,908)
                                                                   ------------
Cash flow provided from financing activities:
  Proceeds from loan payable Humana                                     369,978
  Proceeds from loans payable to banks                               13,882,098
  Repayment of loan payable Humana                                      (85,348)
  Repayments of loans payable to banks                              (10,025,277)
  Proceeds from payable to stockholders                                 136,597
  Payment of obligations to stockholders                               (477,111)
  Capital contribution from GDS                                       4,511,512
                                                                   ------------
          Net cash provided by financing activities                   8,312,449
                                                                   ------------
Increase in cash and cash equivalents                                 1,045,398
Cash and cash equivalents, beginning of the year                         63,014
Cash and cash equivalents for Durham, beginning of the year              43,004
                                                                   ------------
Cash and cash equivalents end of period                            $  1,151,416
                                                                   ============
See accompanying notes to consolidated financial statements

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1997

1.    ORGANIZATION AND OPERATION.

First Medical Group, Inc. ("FMG" or the "Company") is primarily an international provider of management, consulting and financial services to physicians and other health care delivery organizations and facilities. FMG's operations are conducted through three divisions: (a) a physician practice management division which provides physician management services including the operation of clinical facilities and management services to medical groups, (b) an international division which manages medical centers in Eastern Europe and the Commonwealth of Independent States (the former Soviet Union) ("CIS"), and through its merger with Lehigh (see below), (c) a distributor of electrical supplies for the construction industry.

The consolidated financial statements include the accounts of FMG and its majority owned subsidiaries: MedExec, Inc. and subsidiaries ("MedExec"); American Medical Clinics Management Company, Inc. ("AMCMC"); American Medical Clinics Development Corporation, Limited ("AMCD"); FMC Healthcare Services, Inc. ("FMC-HS") and Hallmark Electrical Supplies Corporation ("Hallmark"). All significant intercompany balances and transactions have been eliminated in consolidation.

On July 9, 1997, the stockholders of Lehigh approved the merger (the "Merger") pursuant to the terms of the Agreement and Plan of Merger dated October 29, 1996 (the "Merger Agreement") among The Lehigh Group Inc. ("Lehigh"), First Medical Corporation ("FMC") and Lehigh Management Corp., a wholly owned subsidiary of Lehigh ("Merger Sub"). On the same day, Merger Sub was merged with and into FMC. As a result of such merger, legally FMC became a wholly owned subsidiary of the Company. However, the financial statements presented reflect First Medical Corporation's acquisition of Lehigh since the acquisition date of July 9, 1997. Although legally The Lehigh Group acquired First Medical Corporation, for accounting purposes First Medical Corporation is considered the accounting acquirer (i.e., the reverse acquisition), since the former owners of FMC acquired 96% of the stock of the Company. Therefore, the operating results of Lehigh are included in the statement of operations since the acquisition date (July 9, 1997) and the December 31, 1997 balance sheet reflects the effect of the acquisition of Lehigh.

MedExec, Inc. ("MedExec") was incorporated on March 14, 1991.

On January 1, 1996 MedExec and American Medical Clinics ("AMC") entered into a transaction which consisted of the following:

o      AMC and MedExec incorporated FMC;

o All of the outstanding shares of MedExec and AMC were converted into shares of FMC;

o The shareholders of MedExec and AMC received 48% and 52% of the shares of FMC, respectively;

o 100% of the AMC shares were distributed to the shareholders of FMC (former shareholders of MedExec received 48% of the distributed shares of AMC);

o In connection with the above transaction, FMC entered into separate employment contracts with three executives of MedExec whereby the respective executives are guaranteed payments regardless of any services rendered. The agreements are for a three-year period and when the contracts expire they include an additional two-year covenant not to compete. The employment /non-compete agreements have been classified as intangible assets in the financial statements and are being amortized over five years. (See Note 5).

The above transaction was accounted for under the purchase method of accounting with MedExec being deemed the accounting acquirer despite the fact that AMC received 52% of the shares of FMC. This result was reached due to, among other factors, the fact that immediately after this transaction, the FMC Board of

Directors was comprised of four former shareholders of MedExec and three former shareholders of AMC and the fact that MedExec constituted the larger share of operations. Because of the short term monetary nature of AMC's assets and liabilities, historical book values constituted fair value on the transaction date resulting in no purchase price adjustments under Accounting Principles Board Opinion No. 16.

On January 2, 1996, AMCMC, a newly formed subsidiary of FMC, acquired from AMC a membership list (contracts to provide medical services to customers) and assumed certain liabilities of AMC. The transaction was accounted for under the purchase method of accounting because, in essence, the purchase of the membership list represented the acquisition. AMCMC acquired the income stream of an operating enterprise. Goodwill was recorded in the amount of $1,020,275 related to this transaction.

AMCMC, a wholly-owned subsidiary of the Company, has entered into a management services agreement with the AMC clinics located in the CIS, whereby the AMC clinics provide medical services to AMCMC customers (See Note 8). AMCMC collects all of the revenues directly from its members, which it is legally entitled to collect. AMCMC also pays all of AMC's expenses, including but not limited to the salaries of the physicians, which it is legally obligated to pay.

On January 20, 1996, the Company entered into an agreement with Generale de Sante International, Plc ("GDS") to form AMCD, an Irish Company. AMCD was established to develop and operate medical clinics throughout the world with the exception of within the CIS. On July 9, 1997, GDS, as stipulated in the agreement, contributed $5,000,000 in capital (less approximately $489,000 FMG owed to GDSI) in exchange for 2,047,860 shares of the Company's common stock.

The Company through its FMC-Texas subsidiary manages a multi specialty physician practice in Texas pursuant to a management agreement entered into in February 1996. Pursuant to Emerging Issues Task Force No. 97-2, effective January 1, 1997, the Company consolidated this practice. The operations of this practice are included in the statement of operations of the Company for the year ended December 31, 1997. The cumulative effect of the change in the accounting principle is reported in the statement of operations for the year ended December 31, 1997.

(A)    PHYSICIAN PRACTICE MANAGEMENT DIVISION-MEDEXEC

The Company's physician practice management operations are currently conducted through MedExec. MedExec functions in two capacities as a management services organization: (i) owning and operating twelve primary care centers (located in Florida and Indiana) which have full risk contracts for primary care and Part B services and partial risk (50%) for Part A services, and (ii) managing eleven multi-specialty groups (located in Florida and Texas) with fee-for-service and full risk contracts for primary care and Part B services and partial risk (50%) for Part A services. Full risk contracts are contracts with managed care companies where FMC assumes essentially all responsibility for a managed care member's medical costs and partial risk contracts are contracts where FMC assumes partial responsibility for a managed care member's medical costs.

Ownership and operation of primary care centers ("centers") with full risk contracts are achieved through MedExec's subsidiaries: SPI Managed Care, Inc. ("SPI"), incorporated on February 19, 1988, SPI Managed Care of Hillsborough County, Inc. ("SPI Hillsborough"), incorporated on April 20, 1993, Broward
Managed Care, Inc. ("BMC"), incorporated on January 21, 1994, and Midwest Managed Care, Inc. ("Midwest"), incorporated on March 29, 1995.

SPI, SPI Hillsborough and BMC provide health care services subject to affiliated provider agreements entered into with Humana Medical Plan, Inc.; Humana Health Plan of Florida, Inc.; and Humana Health Insurance Company of Florida, Inc. and their affiliates. Midwest provides health care services subject to affiliated provider agreements entered into with Humana Health Plan, Inc.; Humana Health Chicago, Inc.; and Humana Health Chicago Insurance Company, Humana Insurance Company and their affiliates. All of the Humana entities will collectively be known as "Humana". The Company is dependent on Humana for the majority of its operations. For the year ended December 31, 1997, 73% of the Company's revenue is from such agreements with Humana.

SPI operates two centers in Dade County, Florida located in Kendall and Cutler Ridge.

SPI Hillsborough operates five centers on the west coast of Florida located in Plant City, New Port Richey, Lutz Springhill and South Dale Mabry. The affiliated provider agreements to operate the centers in New Port Richey, Lutz and South Dale Mabry were entered into in 1996 and 1997 for Springhill.

BMC operates two centers in Broward County, Florida located in Plantation and Sunrise.

During 1996, Midwest operated one center in Hammond, Indiana. In February 1997, Midwest also began to operate additional centers in Gary, Indiana.

Health services are provided to Humana members through the centers and their networks of physicians and health care specialists. Services to be provided by the centers include medical and surgical services, including all procedures furnished in a physician's office such as X-rays, nursing services, blood work and other incidental, drugs and medical supplies. The centers are responsible for providing all such services and for directing and authorizing all other care for Humana members. The centers are financially responsible for all out-of-area care rendered to a member and provide direct care as soon as the member is able to return to the designated medical center.

Humana has agreed to pay the centers monthly for services provided to members based on a predetermined amount per member ("capitation") comprised of in-hospital services and other services defined by contract ("Part A"), in-office ("Primary") and other medical services defined by the agreements ("Part B"). For the Gary center, Humana has guaranteed a monthly amount to cover the costs of providing primary care services and other operating costs. The guaranteed payments were made until the earlier of the date on which the center achieves a certain membership level or six months to one calendar year from the commencement date of the agreement at which point Humana will pay the center a capitation fee.

SPI Managed Care of Broward, Inc. ("SPI Broward"), incorporated in the State of Florida on July 15, 1992, managed the full risk managed care segment of a nonaffiliated multi-specialty group practice in Broward County, Florida.

Effective February 1, 1996, First Medical Corporation-Texas Division (FMC-Texas") began managing a multi-specialty medical practice in Houston, Texas ("Houston medical practice") that has a full risk contract with Humana and fee-for-service.

On December 31, 1995, FMC had a 23.75% and 50% investment, respectively, in BMC and SPI Broward. Effective January 1, 1996 the Company acquired 71.25% and 50% interest, respectively, in BMC and SPI Broward, respectively for $50,000 plus a multiple of the average earnings before income taxes of these two entities during the years ending December 31, 1996 and 1997. The multiple is three for cash consideration, and 3.5 times for a combination of stock and cash. This acquisition gave the Company a 95% and 100% investment in BMC and SPI Broward, respectively. The final value of the consideration is not yet determinable as the seller has the option of obtaining cash and/or stock and the price is based on the average of 1996 and 1997 earnings. Additional goodwill was recorded at December 31, 1997 of $1.5 million, which represents management's estimate of the final consideration in accordance with the purchase method of accounting.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Principles of Consolidation

      The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents

      Cash equivalents consist of demand deposits. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c)   Humana IBNR Receivable and Claims Reserve Funds

      Humana withholds certain amounts from the centers' Part A, Part B, and supplemental funding in order to cover claims incurred but not reported or paid. The amount is used by Humana to pay the centers' Part A, Part B and supplemental costs. The amounts withheld by Humana to cover incurred but not reported or paid claims varies by center based on the history of the respective center and is determined solely by Humana.

      Humana also withholds a certain amount each month from the centers' Part A capitation funding. This amount represents a "catastrophic reserve fund" to be utilized for the payment of a center's Part A costs in the event the center ceases operations and the incurred but not reported reserves are not adequate to reimburse providers for Part A services rendered. This amount is calculated monthly by Humana.

      The withholdings are used to pay the centers' medical claims, which Humana pays on the centers' behalf. The remaining amount after claims have been paid is remitted to the Company. The Company records the impact of the above transactions on a grossed-up basis.

(d)   Inventories

      Inventories are stated at the lower of cost or market using a first-in, first-out basis to determine cost. Inventories consist of electrical supplies held for resale.

(e)   Property and Equipment

      Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives. Amortization of leasehold improvements is provided over the life of each respective lease.

(f)   Intangible Assets

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      The Company entered into non-compete agreements with a two former employees and shareholders. These non-compete agreements are being amortized on a straight-line basis over the life of the agreements, which are two and three years respectively.

      The Company entered into three employment/non-compete agreements with three shareholders. The agreements consist of guaranteed payments regardless if any services are rendered. These agreements are being amortized on a straight line basis over 5 years which is the life of the agreement (3 years) plus the subsequent non-compete period (2 years).

      Deferred organization costs consist principally of legal, consulting and investment banking fees, which were incurred strictly in connection with the incorporation of FMC on January 1, 1996 and the merger with Lehigh on July 9, 1997. The costs related to the FMC transaction and the merger with Lehigh are being amortized over five years.

(g)   Impairment of Long-Lived Assets

      The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1997. This Statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events change and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset of future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity. In 1997, the Company recorded an impairment loss of approximately $3.9 million relating to the goodwill associated with the merger (see footnote number 4).

(h)   (h)  Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i)   Earnings Per Share

      During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which provides for the calculation of "basic" and "diluted" earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and other stock equivalents. The adoption of this new statement had no impact on the Company.

(j)   Revenue and Medical Cost Recognition

      Revenue from Humana for primary care, Part A, Part B and supplemental funds are recognized monthly on the basis of the number of Humana members assigned to the primary care centers and the contractually agreed-upon rates. The primary care centers receive monthly payments from Humana after all expenses paid by Humana on behalf of the centers; estimated claims incurred but not reported and claims reserve fund balances have been determined. In addition to Humana payments, the primary care centers receive copayments from commercial members from each office visit, depending upon the specific plan and options selected and receive payments from non-Humana members on a fee-for-service basis.

      Medical services are recorded as expenses in the period in which they are incurred. Accrued medical claims are reflected in the consolidated balance sheet and are based upon costs incurred for services rendered prior to and up to December 31, 1997. Included are services incurred but not reported as of December 31, 1997, based upon actual costs reported subsequent to December 31, 1997 and a reasonable estimate of additional costs.

      AMCMC and AMCD revenues are derived from medical services rendered to patients and annual membership fees charged to individuals, families and corporate members. Membership fees are non-refundable and are recognized as revenue in the year received. Corporate members are also required to make an advance deposit based upon plan type, number of employees and dependents. The advance deposits are initially recorded as deferred income and then as revenue when services are provided. As the advance deposits are utilized, additional advance deposits are required to be made by corporate members.

      Fee-for-service revenue is reported at the estimated net realizable amounts from patients and third-party payors as services are rendered.

      Revenue for the electrical supplies distribution business is recognized when products are shipped or when services are rendered.

(k)   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l)   Fair Value of Financial Instruments

      The carrying amount of financial instruments including cash and cash equivalents, Humana IBNR receivable and claims reserve funds, other receivables, prepaid expenses and other current assets, accounts payable and other accrued expenses, accrued medical claims, loan payable to Humana, loans payable to banks, obligations to certain stockholders and long-term debt approximate fair value at December 31, 1997 because of the short term maturity of these instruments. The carrying amounts of certain long-term debt including loans payable approximate fair value because the interest rates on these instruments reflect prevailing market rates.

(m)   Foreign Currency

      The financial statements of the Company's foreign subsidiaries are remeasured into the US dollar functional currency for consolidation and reporting purposes. Current rates of exchange are used to remeasure assets and liabilities and revenue and expense are remeasured at average monthly exchange rates prevailing during the year. The effect of translation adjustments would not have a material effect on the financial statements.

(n)   Stop-loss Funding

      The primary care centers are charged a stop-loss-funding fee by Humana for the purpose of limiting a center's exposure to Part A costs and certain Part B costs associated with a member's health services.

      Since the SPI, SPI Hillsborough and Durham centers are not responsible for claims in excess of the threshold, income and the corresponding expense, both equal to the stop-loss funding are recognized by SPI, SPI Hillsborough and Durham. These amounts are included in revenue and medical expenses, respectively, in the accompanying consolidated statement on income. Stop-loss funding for the SPI, SPI Hillsborough and Durham centers for the year ended December 31, 1997 was approximately $5,102,000.

      For the year ended December 31, 1997, the stop-loss threshold for both part A and Part B costs for Medicare members was $40,000 per member per calendar year for both SPI, SPI Hillsborough and Durham. For commercial members, the stop-loss threshold for both Part A and Part B costs was $20,000 and $15,000 for both SPI, SPI Hillsborough and Durham.

      For Midwest, the stop-loss thresholds for Part A and for Part B costs for Medicare members were $40,000 and $10,000, respectively, per member per calendar year and the stop-loss thresholds for Part A and for Part B for commercial members were $50,000 and $10,000 respectively, per member per calendar year.

(o)   Maternity Funding

      The primary care centers are charged a maternity funding fee on commercial membership for the purpose of limiting the center's exposure to Part A and Part B costs associated with a commercial member's pregnancy or related illness. Since the SPI, SPI Hillsborough and Durham centers are not responsible for claims in excess of the amount contributed to the maternity fund, income and expenses both equal to the maternity fund are recognized by SPI, SPI Hillsborough and Durham are included in revenue and medical expenses, respectively in the accompanying consolidated statement of operations. Maternity funding for the SPI, SPI Hillsborough and Durham centers for the year ended December 31, 1997 was approximately $966,000.

3.    Property and Equipment, Net

      Property and equipment at December 31, 1997 consists of the following:



        Medical, computer and office equipment                $  941,479
        Machinery and equipment                                  501,851
        Furniture and fixtures                                    99,879
        Leasehold improvements                                   434,715
                                                              ----------
                                                               1,977,924

        Less:  Accumulated depreciation and amortization       1,245,007

        Property and equipment, net                           $  732,917

4.    Intangible Assets

      Intangible assets at December 31, 1997 consists of:


        Goodwill                                              $2,998,908
        Employment/non-compete agreements with                   964,800
           former executives
        Organization costs                                       830,658
        Non-compete agreements with former                     1,095,000
           Shareholders
        Other                                                    480,005

                                                               6,369,371

        Less:  Accumulated amortization                        1,007,755

                                                              $5,361,616

      As stated in note 1, the following transactions created goodwill at December 31, 1997.



        AMCMC                                                 $1,020,075
        BMC BMC and SPI Broward                                1,827,778
        Midwest Managed Care                                     150,855
                                                              ----------

                                                              $2,998,908

      The  Company  recorded  $1.5  million  in  1997  in  additional   goodwill
      associated with the purchase of BMC.

      The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangible assets as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. As of December 31, 1997, the Company believed that no significant impairment of goodwill or other intangible assets (noted above) have occurred and that no reduction of the amortization periods is warranted.

      Subsequent to the merger with The Lehigh Group, Inc., the Company lost its listing on the New York Stock Exchange and had received an indication of value of Lehigh's only wholly owned subsidiary, HallMark Electrical Supply, Inc. On the basis of the value, the delisting from the New York Stock and the proposed sale of the HallMark subsidiary, the goodwill was deemed to be unrecoverable, and as a result the Company recorded a $3.9 million impairment loss in 1997 which represented the entire amount recorded as goodwill at the time of the merger (net of amounts amortized during the year).

5.    Loans Payable to Humana

      Loans payable to Humana at December 31, 1997 consist of the following:


      Secured loan for $250,000 bearing interest at 9.5%. Payable in 48 monthly  installments  beginning in February  1997 of
      $6,850 which includes  principal and interest.  The loan is secured by the Company's  equipment and  furnishings at the
      Houston medical practice.  Proceeds from the loan were used primarily  for the  purchase  of  equipment  at the Houston
      medical practice.                                                $ 225,362

      Secured loan for $75,000 bearing interest at 9.5%.  Payable in twelve monthly  installments  beginning in February 1997 which includes  principal and interest of $7,172.  The loan is secured by the Company's  equipment and  furnishings  at the Houston medical  practice.  Proceeds from the loan were used  primarily  for working  capital needs of FMC-Texas in
      Houston medical practice.                                           14,288

      Unsecured loan for $240,000 bearing no interest. Payable in
      12 monthly installments beginning in April 1997 of $20,000.
      Proceeds  from  the  loan  were  used   primarily  for  the
      operations of a Midwest Center medical practice.                   240,000

      Advance of $50,000 bearing interest at 10% per year for the purchase and  installation of a computer system and related training  at the  Midwest  locations.  The  loan  is due by
      September 30, 2000. Monthly  installments to Humana will be a minimum of 10% of any positive  balance in Midwest's Part
      A Fund. In the event no positive balance exists in the Part
      A Fund,  Midwest  will make a minimum  monthly  payment  of
      $1,268 until the loan is repaid.                                    50,000

      Advance of $50,000 bearing interest at 10% per year for the purchase and  installation of a computer system and related training  at a  Midwest  locations.  The  loan  is  due  by
      September 30, 2000. Monthly  installments to Humana will be a minimum of 10% of any positive  balance in Midwest's Part
      A Fund. In the event no positive balance exists in the Part
      A Fund,  Midwest  will make a minimum  monthly  payment  of
      $1,268 until the loan is repaid.                                    50,000

      Unsecured  loan for $100,000  bearing no interest.  Payable through a monthly  set-off  from a  portion  of  capitation premiums paid by Humana to a Midwest  medical  center.  The
      loan is due by July 1999.                                           79,980
                                                                      ----------

      Total long-term loans payable to Humana                            659,630

      Less current installments                                          366,489



      Loans  payable to Humana,  excluding  current  installments       $293,141
                                                                        ========


      The aggregate maturities of loans payable to Humana for each of the five years subsequent to December 31, 1997 are as follows:

            1998                                            $  366,489
            1999                                               180,783
            2000                                                98,739
            2001                                                13,619
            2002                                                   -
                                                            ----------
                                                            $  659,630
                                                            ==========

6.  LONG-TERM DEBT

      Long-term debt at December 31, 1997 consist of the following:


      Secured  term loan for  $537,812  bearing  interest at 1/2%
      above  prime  (9.0%  at  December  31,  1997):  The loan is secured by all shares of FMG  common  stock  issued to FMC.
      Principal  payment are made monthly with the balance due on
      October 1998.  The $537,812  drawn under this loan was used
      to purchase  Lehigh stock in  connections  with the Merger.       $537,812

      Line of credit  for  $2,500,000  bearing  interest  at 1/2%
      above  prime  (9.0%  at  December  31,  1997).  The line is secured  by all of  the  assets  of  FMC  and  $500,000  is guaranteed by certain  current and former  officers of FMC.
      The line expires in July 1998. The amounts drawn under this line of  credit  was used  primarily  for  working  capital
      requirements.                                                    2,290,000

      Secured  term loan for $200,000  bearing  interest at prime
      (8.50% at December  31,  1997).  The loan is secured by the assets of FMG's  Midwest  Managed  Care  operations  and is guaranteed  by FMC.  Principal  payments of $3,333 are made monthly with the balance due in November 2000.  Interest is
      paid   monthly.   The  $200,000  was  used   primarily  for
      development costs relating to Midwest.                             193,333

      Secured  term loan for $200,000  bearing  interest at prime
      (8.50%  December  31,  1997).  The loan is  secured  by the assets  of FMG's  Midwest  Managed  Care  operation  and is guaranteed by FMC. The principal  balance is due on May 12,
      1998. Interest is due monthly. The $200,000 was drawn under
      this  loan  for  development  costs  relating  to  Midwest.       200,000

      Secured line of credit for $5.0 million bearing interest at prime plus 2% (10.50% at December  31,  1997).  The line of
      credit  is  secured  by  accounts  receivable,   inventory,
      property  and  equipment.  The line of  credit  expires  in
      November  1999.  The amount  drawn under the line of credit was used to support working capital needs in the electrical
      distribution business.                                          4,979,709

      Subordinated Debentures - 14-7/8% interest rate                   290,000

      Senior Subordinated Notes - 13-1/2% interest rate                 100,000
                                                                        -------

                                                                      8,590,854

            Less current portion                                     (3,457,812)
                                                                     ----------

                        Total Long-term Debt                         $5,133,042
                                                                     ==========

            The Company is in default in the payment of interest (approximately $781,000 interest was past due as of December 31, 1997) on the $390,000 aggregate principal amount of its 13-1/2% Senior Subordinated Notes due May 15, 1998 ("13-1/2% Notes") and 14-7/8% Subordinated Debentures due October 15, 1995 ("14-7/8% Debentures') that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13-1/2% Notes and 14-7/8% Debentures (with the exception of certain of the 14-7/8% Debentures, which were retired during 1996). Interest relating to the debt is included in accrued expenses.

            The aggregate yearly maturities of long-term debt for the years ended after December 31,1997 are as follows:

1998                                             $3,457,812
1999                                              5,019,709
2000                                                113,333
2001                                                      -
2002                                                      -
                                                 ----------

Total                                            $8,590,854
                                                 ==========

7.  RELATED PARTY TRANSACTIONS

At  December  31,  1997,   obligations  to  certain  shareholders  includes  the
following:


      Obligation to pay consulting fees to three  stockholders in connection  with the  transaction  between MedExec and AMC.
      Obligations  have been  recorded as a liability  due to the stockholders  not having to provide any  services  for this consideration to be paid.  Payable monthly in the amount of
      $26,800.  Obligations  will be repaid by December 31, 1998.
      The amount of  consideration  paid in 1997 related to these
      agreements were $254,600.                                         $388,600

      Obligation  under  non  compete  agreement  with  a  former employee and stockholder payable in monthly installments of
      $8,333 until June 1998.                                             50,000

      Obligation  under  non  compete  agreement  with  a  former employee and stockholder payable in monthly installments of
      $9,139 until April 2000.                                           246,750

      Obligations  under  non-compete  agreement  with  a  former
      employee and stockholder.                                          530,000


      Total obligation to stockholders                                 1,215,350
      Less current installments                                          548,267
                                                                       ---------

      Total   obligations  to  stockholders,   excluding  current
      installments                                                     $ 667,083
                                                                       =========

The aggregate maturities of obligations to stockholders for each of the five years subsequent to December 31, 1997 are as follows:

1998                                             $   548,267
1999                                                 109,668
2000                                                 557,415
2001                                                       -
2000                                                       -
                                                 -----------
Total                                            $ 1,215,350
                                                 ===========

The Company paid salaries or consulting fees to stockholders of approximately $1,645,600 which is included in the consolidated statement of income for the year ended December 31, 1997.

Certain stockholders have guaranteed $500,000 of the outstanding line of credit with the financial institution which is described in note 6.

At December 31, 1997, the Company has amounts outstanding from the AMC clinics which is owned by certain current and former shareholders of FMC, under its management agreement with AMCMC, which total $1,139,760.

(8)  Income Tax

      The components of loss before income tax benefit and cumulative effect of a change in accounting principle for the year ended December 31, 1997 are as follows:

                        Domestic                                $(9,743,532)
                        Foreign                                   1,201,883
                                                                -----------

      Total loss before income tax benefit and cumulative
      effect of a change in accounting principle                $(8,541,649)
                                                                ============

      The components of income tax benefit for the year ended December 31, 1997 are as follows:

      Current tax provision - foreign operations                $   267,291
      Write off of prior year deferred tax liability               (112,500)
      Write off of prior year income taxes payable                 (217,527)
                                                                -----------
            Net Income Tax Benefit                              $  ( 62,736)
                                                                ===========

At December 31, 1997, The Company had a net deferred tax asset amounting to $4.5 million. The net deferred tax asset at December 31, 1997 consists primarily of net operating loss ("NOL") carryforwards, and temporarily differences resulting from accounts receivable and inventory reserves and goodwill. The deferred tax asset is fully offset by a valuation allowance of the same amount due to uncertainty regarding its ultimate utilization.

Deferred tax assets:
   Nondeductible accrual and allowances                         $   660,000

   Goodwill                                                         191,000
   Net operating loss carryforward                                3,700,000

Deferred tax liability:
   Depreciation and amortization                                    (40,000)
   Goodwill asset                                                         -
                                                                -----------

Net deferred tax asset/(liability)                                4,511,000
   Less:  Valuation allowance                                     4,511,000
                                                                -----------

Deferred income taxes                                           $         -
                                                                ===========

Due to the Company's large loss in 1997, no federal taxes have been provided in the accompanying consolidated statement of operations. As of December 31, 1997, the Company had NOL carryforwards of approximately $9.3 million expiring through 2017.

The Company has provided a 100% valuation allowance due to the net operating loss carryforward. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some or a portion of the deferred assets will be realized in the near future.

9.  Leases

      The Company has several noncancelable operating leases primarily for office space and equipment that expire throughout 2001. Future minimum lease payments required under noncancelable operating leases at December 31, 1997 are as follows:

                        Year ending
                        December 31,
                        ------------


                        1998                      $478,000
                        1999                       389,000
                        2000                       289,000
                        2001                       193,000
                        2002                       121,000
                        Thereafter                 192,000
                                                 ---------


Total minimum lease payments                    $1,662,000

            Rental expense during 1997 amounted to approximately $662,500.

The Company also rents medical facilities through its affiliated provider agreements with Humana. The total non-lease rental expense relating to these facilities use is approximately $1,315,000 for the year ended December 31, 1997.

10.  BUSINESS AND CREDIT CONCENTRATIONS

      The Company derives the majority of its revenue from its affiliated provider agreements with Humana. In 1997, 73% or approximately $57,560,000 of the revenue of the Company was derived from such agreements with Humana. The amount of revenue is based on the number of members assigned to each of the centers. Humana members include 11,129 Medicare members and 9,531 commercial members, at December 31, 1997. The fluctuation of the number of members significantly affects the Company's business. The receivable from Humana at December 31, 1997 was $8,953,707.

11.  RETIREMENT PLANS

      The Company sponsors 401(K) plans (the "Plans") for its domestic operations. Employees who have worked a minimum of six months or 1000 hours and are at least 21 years of age may participate in the Plans. Employees may contribute to the Plans up to 14 percent of their annual salary, not to exceed $9,500 in 1997. The Company's matching contribution is 25 cents for each dollar of the employee's elected contribution, up to four percent of the employee's annual salary. The Company's matching contribution was approximately $32,000 for the year ended December 31, 1997.

12.  COMMITMENTS AND CONTINGENCIES

      Legal Proceeding

      To the best of the Company's knowledge, there are no material claims, dispute or other unsettled matters (including retroactive adjustments) concerning third party reimbursements that would have a material effect on the consolidated financial statements of the Company.

      Governmental Regulations

      The Company's operations have been and may be affected by various forms of governmental regulation and other actions. It is presently not possible to predict the likelihood of any such actions, the form which such actions may take, or the effect such actions may have on the Company.

      Physician Contracts

      The Company has entered into employment agreements of two to three years with its primary care physicians and into contracts with various independent physicians to provide specialty and other referral services both on a prepaid and a negotiated fee-for-service basis. Such costs are included in the consolidated statement of income as medical expense.

      Malpractice and Professional Liability Insurance

      The Company maintains professional liability insurance on a claims-made basis through November 1, 1998 including retrospective coverage for acts occurring since inception of its operations. Incidents and claims reported during the policy period are anticipated to be covered by the malpractice carrier. The Company intends to keep such insurance in force throughout the foreseeable future. At December 31, 1997, there are no asserted claims made against the Company that were not covered by the policy.

      Physicians providing medical services to members are provided malpractice insurance coverage (claim-made basis), including retrospective coverage for acts occurring since their affiliation with the Company.

13.  SEGMENT INFORMATION

      The Company operates in two industry segments. HallMark Electric Supplies Corporation, a wholly owned subsidiary of the Company, is engaged in the distribution of electrical supplies for the construction industry. Approximately 90% of the Hallmark's sales are domestic and 10% are export. First Medical Group, Inc. is a national and international provider of management, consulting and financial services to physicians and other health care organizations and facilities. Approximately 87% of its revenues are derived from its domestic operations while 13% is generated through its international operations.

      The  industrial  and  geographical   information   relating  to  revenues,
      operating loss, total assets, and depreciation and amortization for the year ended December 31, 1997 is as follows:

            INDUSTRIAL SEGMENTS

                                          Electrical
                                           Supplies      Medical
                                         Distribution    Service       Total
                                         ------------    -------       -----

      Revenues                             $8,391,632  $71,003,426  $79,475,058
      Loss before income tax benefit
      and cumulative effect of a change
      in accounting principle              (3,500,485)  (5,041,164)  (8,541,649)

      Total Assets                         13,914,766   13,630,619    27,545,385

      Depreciation and Amortization           174,033      857,304     1,031,337

            GEOGRAPHIC DATA

      The  Company's  operations  are conducted in several  geographic  regions:
      United States, Europe and the Commonwealth of Independent States. The following is a summary of the company's operations by geographic segment, as of and for the year ended December 31, 1997.

                                                                                           Commonwealth of
                                                       United States            Europe    Independent States      Total
                                                       -------------            ------    ------------------      -----

        Revenue                                        $ 70,455,902       $    698,688       $  8,320,468      $ 79,475,058
        Income (loss) before taxes and
        cumulative effect of a change in
        accounting principle                             (9,743,532)           (66,472)         1,268,355        (8,541,649)

        Total Assets                                     24,449,123             89,360          3,006,902        27,545,384

      14.    SUBSEQUENT EVENTS

      The Company entered into an agreement on April 8, 1998 for the sale of ten medical facilities located in Florida. The facilities are being sold to a publicly held Company for a total consideration of $6,750,000. The agreement was closed on April 14, 1998. The proceeds from the sale will be used to pay down the Company's existing debt as well as to provide working capital for operations.

      The Company also entered into an agreement in principle for the sale of its HallMark subsidiary to an officer/shareholder of the Company for a total consideration of $1,901,000 including a cash payment of $750,000 and the assumption of specific liabilities of the Company.
      The transaction is scheduled to close in the near future.

      The following unaudited pro forma condensed financial information gives effect to the transactions described above as if such events had occurred on January 1, 1997. This financial information is presented for informational purposes only and does not purport to represent what FMG's results of operations would actually have been if the aforementioned transactions had occurred on the dates specified or to project FMG's results of operations for any future periods.

FIRST MEDICAL GROUP, INC.
UNAUDITED PRO-FORMA CONDENSED BALANCE SHEET
December 31, 1997


                                                                HISTORICAL        ADJUSTMENTS        ADJUSTMENTS          PRO-FORMA
                                                                                  (See Note 1)       (See Note 2)
                         ASSETS
Cash                                                           $  1,151,416       $  1,391,602       $   (183,379)      $  2,359,639
Other current assets                                             19,944,777         (5,442,037)        (9,240,545)         5,262,195
Other assets                                                      6,449,192         (2,214,123)           (95,128)         4,139,941
Net assets held for disposal                                           --                 --            1,903,000          1,903,000
                                                               ------------       ------------       ------------       ------------

Total assets                                                   $ 27,545,385       $ (6,264,558)      $ (7,616,052)      $ 13,664,775
                                                               ============       ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities                                            $ 22,505,840       $(10,819,090)      $ (2,636,343)      $  9,050,407
Other liabilities                                                 6,093,266           (161,345)        (4,979,709)           952,212

Shareholders' equity (deficit)                                   (1,053,721)         4,715,877               --            3,662,156
                                                               ------------       ------------       ------------       ------------

Total liabilities and shareholders'
   equity (deficit)                                            $ 27,545,385       $ (6,264,558)      $ (7,616,052)      $ 13,664,775
                                                               ============       ============       ============       ============

Note 1:
(a) Recording sale of Florida medical centers for $6.75 million in cash for certain net assets of $430,049 with difference recorded to retained earnings.
(b) Pay-off loans at bank for $2,827,812 with proceeds from sale and reduce interest expense by $180,000.
(c) Pay-off amounts due to Humana in Florida and Texas of $1,227,045 with the proceeds from the sale.
(d) Pay-off amounts due for accounts payable and other accrued liabilities of $1,483,541 with the proceeds from the sale.
(e) Write-off goodwill of $1,784,074 recorded from the purchase of BMC.
(f) Reclass accrued medical claims payable of $5,442,037 to IBNR receivable.


Note 2:
(a) Reclass Hallmark Electrical Supplies Corp. assets and liabilities to net assets held for disposal of $1,903,000.

FIRST MEDICAL GROUP, INC.
RESULTS OF OPERATIONS FOR DIVISIONS TO BE SOLD
December 31, 1997

                                                                                   MEDICAL
                                                               HISTORICAL          CENTERS            HALLMARK          PRO-FORMA
                                                              ------------       ------------       ------------       ------------
                                                                                 (See Note 1)       (See Note 2)
Revenues                                                      $ 79,475,058       $(50,318,639)      $ (8,362,965)      $ 20,793,454
    Cost of operations                                          71,438,165        (47,695,118)        (5,925,502)        17,817,545
                                                              ------------       ------------       ------------       ------------

Gross margin                                                     8,036,893         (2,623,521)        (2,437,463)         2,975,909

    General and administrative                                  16,002,162         (4,731,087)        (2,078,029)         9,193,046
    Other expenses                                                 576,379          1,475,138           (218,586)         1,832,931
                                                              ------------       ------------       ------------       ------------

Income from operations                                          (8,541,648)           632,428           (140,848)        (8,050,068)

Income from operations of discontinued                             140,848            140,848
   division                                                           --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

Loss before tax benefit                                         (8,541,648)           632,428               --           (7,909,220)
Income tax benefit                                                  62,737               --                 --               62,737
                                                              ------------       ------------       ------------       ------------

Net loss                                                      $ (8,478,911)      $    632,428       $       --         $ (7,846,483)
                                                                                                                       ============
                                                              ============       ============       ============       ============

Note 1:
(a) Reverse the 1997 combined statement of operations of the medical centers sold.
(b) Reverse the 1997 statement of operations for the Miami corporate office overhead, net of adjustments.
(c) Reduce interest expense by approximately $180,000 as a result of paying off loans to bank.
(d) Write-off goodwill of $1,784,074 recorded from the purchase of BMC.


Note 2:
(a) Reverse and reclass the statement of operations for Hallmark Electrical Supplies Corp. to income from discontinued operations of $140,848.

                            FIRST MEDICAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996

                                ASSETS

Current assets:
Cash and cash equivalents                                                                                      $63,014
Humana IBNR receivable and claims reserve funds (note 10)                                                    7,308,482
Other receivables, net of $50,000 reserve for uncollectible accounts                                           536,506
Due from related parties, net (note 7)                                                                         462,329
Prepaid expenses and other current assets (note 1(d))                                                          179,125
                                                                                                          ------------
Total current assets                                                                                         8,549,456

Property and equipment, net (note 3)                                                                           399,841
Intangible assets, net (note 4)                                                                              2,735,848
Minority interest                                                                                              338,077
Other assets (note 1(d))                                                                                       300,000
                                                                                                          ------------

                                                                                                           $12,323,222
                                                                                                          =============

                           Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable and other accrued expenses                                                                 $2,037,447
 Accrued medical claims, including amounts incurred but not reported                                         6,070,506
Corporate deposits                                                                                             806,476
Loans payable to Humana (note 5)                                                                                97,628
Loans payable to banks (note 6)                                                                                750,000
Obligations to certain stockholders (note 7)                                                                   421,600
Deferred income taxes, net (note 8)                                                                            112,500
Income taxes payable (note 8)                                                                                  300,000
                                                                                                          ------------

Total current liabilities                                                                                   10,596,157

Loans payable to Humana, net of current maturities (note 5)                                                    277,372
Obligations to certain stockholders, net of current maturities (note 7)                                        746,196
                                                                                                           -----------

Total liabilities                                                                                           11,619,725
                                                                                                           -----------

Stockholders' equity:

Capital stock 15,000 shares authorized; 10,000 shares issued and outstanding at                                    100
   par value, $.01 per share
Additional paid-in capital                                                                                     379,685
 Retained earnings                                                                                             323,712
                                                                                                           -----------
Total stockholders' equity                                                                                     703,497
                                                                                                           -----------
Commitments and contingencies (note 12)

                                                                                                           $12,323,222
                                                                                                           ===========


See accompanying notes to consolidated financial statements.

                            FIRST MEDICAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                          Year ended December 31, 1996

Revenues:
Capitated revenue - Humana (note 10)                                                                $       45,069,743
Fee for service                                                                                              7,075,458
Other revenue                                                                                                  869,124
                                                                                                            ----------

Total revenue                                                                                               53,014,325
                                                                                                           -----------
 Medical expenses                                                                                           43,526,181
                                                                                                           -----------
         Gross profit                                                                                        9,488,144
Operating expenses:


Salaries and related benefits (note 7)                                                                       3,502,860
General and administrative                                                                                   4,172,568
Depreciation and amortization                                                                                  530,490
Minority interest in net loss of consolidated subsidiaries                                                    (338,077)
Preopening and development costs related to international clinics                                              828,568
                                                                                                           -----------


         Total operating expenses                                                                            8,696,409

Income before interest, taxes, and other                                                                       791,735
                                                                                                           -----------
Other expense:

Interest expense, net                                                                                         (55,523)

Other expense                                                                                                 (55,523)
                                                                                                              -------


Income before taxes                                                                                            736,212
Provision for income taxes (note 8)                                                                            412,500
                                                                                                           -----------

 Net income                                                                                         $          323,712
                                                                                                           ===========

 Supplemental Earnings per share after giving effect to
 the merger and the 1-for-30 reverse stock split
 with Lehigh Group, Inc. on July 9, 1997 (see note 2(M))                                            $             .04
                                                                                                           ==========


See accompanying notes to consolidated financial statements

                            FIRST MEDICAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          Year ended December 31, 1996


                                                                    Additional                         Total
                                                      Capital         paid-         Retained       stockholders'
                                                       Stock        in capital      earnings          equity
                                                       -----        ----------      --------          ------

Balance, December 31, 1995                              $1,500          $1,200        $224,595         $227,295

FMC Corporate transaction                               (1,400)        225,995       (224,595)               --

Capital contribution to AMCD                               --          152,490              --          152,490

Net income                                                 --               --         323,712          323,712
                                                        ------        --------        --------         --------

Balance, December 31, 1996                              $  100        $379,685        $323,712         $703,497
                                                         ======        =======         =======          =======


See accompanying notes to consolidated financial statements.

                            FIRST MEDICAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      For the year ended December 31, 1996

Cash flows from operating activities:

 Net income                                                                                              $323,712
  Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                                           530,490
  Gain on equity investments                                                                              (78,259)
  Minority interest in net loss of consolidated subsidiaries                                             (338,077)
  Change in assets and liabilities, net of acquisitions :
   Increase in Humana IBNR receivable and claims reserve funds                                         (2,343,563)
   Increase in other receivables                                                                         (536,506)
   Increase in due from related parties, net                                                             (457,447)
   Increase in prepaid expenses and other current assets                                                  (94,438)
   Increase in other assets                                                                              (300,000)
   Increase in accounts payable and other accrued expenses                                                450,634
   Increase in accrued medical claims, including amounts incurred but not reported                      1,858,086
   Increase in corporate deposits                                                                          56,201
   Increase in income taxes payable                                                                       278,272
   Increase in deferred income taxes liability, net                                                        83,027
                                                                                                         --------

    Net cash used in operating activities                                                                (567,868)
                                                                                                        -----------

Cash flows used in investing activities:

 Capital expenditures                                                                                    (119,328)
 Organizational costs                                                                                    (477,790)
 Acquisition of additional ownership interests in BMC, SPI Broward, and Midwest, net                     (151,249)
  of cash acquired
 Proceeds from sale of investment                                                                         300,000
                                                                                                        ---------

    Net cash used in investing activities                                                                (448,367)
                                                                                                        ----------

 Cash flows provided by financing activities:

  Proceeds from loan payable to Humana                                                                    325,000
  Proceeds from loans payable to banks                                                                    650,000
  Repayment of loans payable to banks                                                                    (250,000)
  Proceeds from payable to stockholders                                                                   374,596
  Payment of obligation to stockholders                                                                  (371,600)
  Contribution to capital of AMCD                                                                         152,490
                                                                                                        ---------
 Net cash provided by financing activities                                                                880,486
                                                                                                        ---------
 Decrease in cash and cash equivalents                                                                   (135,749)
 Cash and cash equivalents, beginning of year                                                             198,763
                                                                                                        ---------
 Cash and cash equivalents, end of year                                                                  $ 63,014
                                                                                                         ========

Supplemental disclosure cash flow information: Cash paid during the year for:
  Interest                                                                                               $ 48,748
                                                                                                         ========
  Income taxes                                                                                           $ 33,291
                                                                                                         ========

                            FIRST MEDICAL CORPORATION

Supplemental disclosure of noncash flow:

 (1) As described in note (1), AMCMC purchased certain assets and assumed certain liabilities in the amount of $1,020,275 which is included in goodwill at December 31, 1996 (note 4).

 (2) The Company entered into a noncompete agreement with a shareholder and former employee in the amount of $200,000.

 (3) Effective January 1, 1996, the Company acquired a controlling interest in two of its equity investments (see note 1(a)). The fair value of the assets acquired and liabilities assumed were:

                         Assets            Liabilities           Net Assets
                         ------            -----------           ----------

SPI Broward             $  117,085               55,558                61,527

Broward                 $3,082,464            3,242,579             (160,155)

 (4) The Company entered into employment/non-compete agreements with three executives in the amount of $964,800.

See accompanying notes to consolidated financial statements.

                            FIRST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

(1) ORGANIZATION AND OPERATION

First Medical Corporation ("FMC" or the "Company") is an international provider of management, consulting, and financial services to physicians, hospitals and other health care delivery organizations and facilities. FMC's operations are conducted through three divisions: (a) a physician practice management division which provides physician management services including the operation of clinical facilities and management services to medical groups, (b) an international division which manages medical centers in Eastern Europe and the Commonwealth of Independent States (the former Soviet Union) ("CIS"), and (c) a recently formed hospital services division which will provide a variety of administrative and clinical services to proprietary acute care hospitals and other health care providers.

The consolidated financial statements include the accounts of FMC and its majority owned subsidiaries: MedExec, Inc. and subsidiaries ("MedExec"); American Medical Clinics Management Company, Inc. ("AMCMC"); American Medical Clinics Development Corporation, Limited ("AMCD") and FMC Healthcare Services, Inc. ("FMC-HS"). All significant intercompany balances and transactions have been eliminated in consolidation.

MedExec, Inc. ("MedExec") was incorporated on March 14, 1991.

On January 1, 1996 MedExec and American Medical Clinics, Inc. (AMC) entered into a transaction which consisted of the following:

*    AMC and MedExec incorporated FMC;

* All of the outstanding shares of MedExec and AMC were converted into shares of FMC;

* The shareholders of MedExec and AMC received 48% and 52% of the shares of FMC, respectively;

* 100% of the AMC shares were distributed to the shareholders of FMC (former shareholders of MedExec received 48% of the distributed shares of AMC);

* In connection with the above transaction, FMC entered into separate employment contracts with three executives of MedExec whereby the respective executives are guaranteed payments regardless if any services are rendered. The agreements are for a three year period and when the contracts expire they include an additional two year covenant not to compete. The employment/non-compete agreements have been classified as intangible assets in the financial statements and are being authorized over five years. (See Note 4).

The above transaction was accounted for under the purchase method of accounting with MedExec being deemed the accounting acquirer despite the fact that AMC received 52% of the shares of FMC. This result was reached due to among other factors the fact that immediately after this transaction, the FMC Board of Directors was comprised of four former shareholders of MedExec and three former shareholders of AMC and the fact that MedExec constituted the larger share of operations. Because of the short term monetary nature of AMC's assets and liabilities, historical book values constituted fair value on the transaction date resulting in no purchase price adjustments under Accounting Principles Board No. 16.

On January 2, 1996, AMCMC, a newly formed subsidiary of FMC, acquired from AMC a membership list (contracts to provide medical services to customers) and assumed certain liabilities of AMC. The transaction was accounted for under the purchase method of accounting because, in essence, the purchase of the membership list represented the acquisition. AMCMC acquired the income stream of an operating enterprise. Goodwill was recorded in the amount of $1,020,275 related to this transaction.

AMCMC, a wholly owned subsidiary of the Company, has entered into a management services agreement with the AMC clinics located in the CIS, whereby the AMC clinics provide medical services to AMCMC customers (see note 7). AMCMC collects all of the revenues directly from its members, which it is legally entitled to collect. AMCMC also pays all of AMC's expenses, including but not limited to the salaries of the physicians, which it is legally obligated to pay.

On January 20, 1996, the Company entered into an agreement with Generale de Sante International, plc ("GDS") to form AMCD, an Irish company. AMCD was established to develop and operate medical clinics throughout the world with the exception of within the CIS. The Company and GDS's shareholderings in AMCD Common Stock, as revised, are 51% and 49%, respectively. The authorized share capital of AMCD is comprised of 1,000 shares of Common Stock, $1.00 par value. As consideration for the shares, the Company agreed to contribute certain assets at historical cost in the amount of $300,001. GDS agreed to contribute $299,999 to AMCD and provide a credit facility of up to $1.2 million to be used for the development of new clinics. These contributions resulted in total capital of AMCD of $600,000. Included in the statement of cash flows for the year ended December 31, 1996 is $152,490 for GDS's capital contribution of $299,999. GDS has an option to purchase up to 51% of the AMCD's Common stock in the event certain changes in management control occur. The additional consideration will be determined by the Company and GDS.

 (A) PHYSICIAN PRACTICE MANAGEMENT DIVISION - MEDEXEC

The Company's physician practice management operations are currently conducted through MedExec. MedExec functions in two capacities as a management services organization: (i) owning and operating nine primary care centers (located in Florida and Indiana) which have full risk contracts for primary care and part B services and partial risk (50%) for part A services, and (ii) managing sixteen multi-specialty groups (located in Florida and Texas) with fee-for service and full risk contracts for primary care and part B services and partial risk (50%) for part A services. Full risk contracts are contracts with managed care companies where FMC assumes essentially all responsibility for a managed care members' medical costs and partial risk contracts are contracts where FMC assumes partial responsibility for a managed care members' medical costs.

Ownership and operation of primary care centers ("centers") with full risk contracts are achieved through MedExec's subsidiaries: SPI Managed Care, Inc. ("SPI"), incorporated on February 19, 1988, SPI Managed Care of Hillsborough County, Inc. ("SPI Hillsborough"), incorporated on April 20, 1993, Broward
Managed Care, Inc. ("BMC"), incorporated on January 21, 1994, and Midwest Managed Care, Inc. ("Midwest"), incorporated on March 29, 1995.

                            FIRST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

SPI, SPI Hillsborough, and BMC provide health care services subject to affiliated provider agreements entered into with Humana Medical Plan, Inc.; Humana Health Plan of Florida, Inc.; and Humana Health Insurance Company of
Florida, Inc. and their affiliates. Midwest provides health care services subject to affiliated provider agreements entered into with Humana Health Plan, Inc., Humana Health Chicago, Inc.; and Humana Health Chicago Insurance Company, Humana Insurance Company and their affiliates. All of the Humana entities will collectively be known as "Humana". The Company is dependent on Humana for the majority of its operations. For the year ended December 31, 1996, 85 percent of the Company's revenue is from such agreements with Humana.

SPI operates two centers in Dade County, Florida located in Kendall and Cutler Ridge.

SPI Hillsborough operates four centers in the west coast of Florida located in Plant City, New Port Richey, Lutz, and South Dale Mabry. The affiliated provider agreements to operate the centers in New Port Richey, Lutz and South Dale Mabry were entered into in 1996.

BMC operates two centers in Broward County, Florida located in Plantation and Sunrise.

During 1996, Midwest operated one center in Hammond, Indiana. In February 1997, Midwest also began to operate an additional center in Gary, Indiana.

Health services are provided to Humana members through the centers and their networks of physicians and health care specialists. Services to be provided by the centers include medical and surgical services, including all procedures furnished in a physician's office such as X-rays, nursing services, blood work and other incidental, drugs and medical supplies. The centers are responsible for providing all such services and for directing and authorizing all other care for Humana members. The centers are financially responsible for all out-of-area care rendered to a member and provide direct care as soon as the member is able to return to the designated medical center.

Humana has agreed to pay the centers monthly for services provided to members based on a predetermined amount per member ("capitation") comprised of in-hospital services and other services defined by contract ("Part A"), in-office ("Primary") and other medical services defined by the agreements ("Part B"). For new or start-up centers like the Gary center, Humana has guaranteed a monthly amount to cover the costs of providing primary care services and other operating costs. The guaranteed payments are made until the earlier of the date on which the center achieves a certain membership level or six months to one calendar year from the commencement date of the agreement at which point Humana will pay the center a capitation.

SPI Managed Care of Broward, Inc. ("SPI Broward"), incorporated in the State of Florida on July 15, 1992, manages the full risk managed care segment of a nonaffiliated multi-specialty group practice in Broward County, Florida. Effective February 1, 1996, First Medical Corporation-Texas Division
("FMC-Texas") began managing a multi-specialty medical practice in Houston, Texas ("Houston medical practice") that has a full risk contract with Humana and fee-for-service.

On December 31, 1995, FMC had a 23.75% and 50% investment, respectively, in BMC and SPI Broward. Effective January 1, 1996 the Company acquired 71.25% and 50% interest, respectively, in BMC and SPI Broward, respectively for $50,000 plus a multiple of the average earnings before income taxes of these two entities during the years ending December 31, 1996 and 1997. The multiple is three for cash consideration, and 3.5 times for a combination of stock and cash. Based upon the earnings of BMC for the year ended December 31, 1996 and assuming that the multiple used is 3.5 times, the purchase price for the acquisition would

                            FIRST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

approximate $1.7 million. This acquisition gives the Company a 95% and 100% investment in BMC and SPI Broward, respectively. The final value of the consideration is not yet determinable as the seller has the option of obtaining cash and/or stock and as the price is based on the average of 1996 and 1997 earnings. Additional goodwill will be recorded at the time the transaction is finalized in accordance with the purchase method of accounting. Goodwill at December 31, 1996 amounted to $327,778.

On December 31, 1995, the Company had a 66 2/3% investment in Midwest. Effective January 1, 1996, the Company acquired the remaining investment and recorded goodwill of $150,855 as a result of the purchase method of accounting. Book value constituted fair value on the transaction date.

(B) HOSPITAL SERVICES DIVISION- FMC-HS

FMC-HS was incorporated on June 13, 1996 and is 51% owned by the Company and 49% owned by General de Sante International, PLC ("GDS"). The Company commenced operations in August 1996 and plans to provide management, consulting, and financial services to troubled not-for-profits and other health care providers.

(C) PROPOSED LEHIGH MERGER

On October 29, 1996, the Company entered into a proposed merger agreement with the Lehigh Group, Inc. ("Lehigh") whereby upon merger, FMC would control approximately 96% of Lehigh. The proposed merger is subject to stockholder approval of Lehigh and the Company. Under the terms of the proposed merger, each share of the FMC Common Stock would be exchanged for (i) 1,127.675 shares of Lehigh Common Stock and (ii) 103.7461 shares of Lehigh Preferred Stock. Each share of Lehigh Preferred Stock will be convertible into 250 shares of Lehigh Common Stock and will have a like number of votes per share, voting together with the Lehigh Common Stock. Currently, there are outstanding 10,000 shares of FMC Stock. As a result of these actions, immediately following the merger, current Lehigh stockholders and FMC stockholders will each own 50% of the issued

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996

and outstanding shares of Lehigh Common Stock. In the event that all of the shares of Lehigh Preferred Stock issued to the Company's stockholders are converted into Lehigh Stock, Lehigh stockholders will own approximately 4% and the Company's stockholders will own approximately 96% of the issued and outstanding shares of Lehigh Common Stock. In addition, under the terms of the proposed merger agreement, Lehigh will be renamed "First Medical Group, Inc."

In connection with the proposed merger, Lehigh issued a convertible debenture to the Company in the amount of $300,000 with interest at two percent per annum over the prime lending rate. The debenture is recorded in other assets. In addition, the Company advanced $50,000 to Lehigh. The advance is included in prepaid expenses and other current assets.

On February 12, 1997, the Company purchased 1,920,757 shares of Lehigh stock for $.281 per share.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (A)  CASH AND CASH EQUIVALENTS

Cash equivalents consist of demand deposits. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be a cash equivalent.

(B) HUMANA IBNR RECEIVABLE AND CLAIMS RESERVE FUNDS (63)

Humana withholds certain amounts each month from the centers' Part A, Part B, and supplemental funding in order to cover claims incurred but not reported or paid. The amount is used by Humana to pay the centers' Part A, Part B and supplemental costs. The amounts withheld by Humana to cover incurred but not reported or paid claims varies by center based on the history of the respective center and is determined solely by Humana.

Humana also withholds a certain amount each month from the centers' Part A capitation funding. This amount represents a "catastrophic reserve fund" to be utilized for the payment of a center's Part A costs in the event a center ceases operations and the incurred but not reported reserves are not adequate to reimburse providers for Part A services rendered. This amount is calculated monthly by Humana.

The withholdings are used to pay the centers' medical claims, which Humana pays on the centers' behalf. The remaining amount after claims have been paid is remitted to the company.

(C) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight line method over the estimated useful lives. (Medical and office equipment - 5 years and Furniture and fixtures - 7 years)

(D) INTANGIBLE ASSETS

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996


the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

The Company entered into a non-compete agreement with a former employee and shareholder. This non-compete agreement is being amortized on a straight line basis over the life of the agreement which is two years.

The Company entered into three employment/non-compete agreements with three shareholders. The agreements consist of guaranteed payments regardless if any services are rendreed. These agreements are being amortized on a straight line basis over 5 years which is the life of the agreement (3 years) plus the subsequent non-compete period (2 years).

Deferred organization costs consist principally of legal, consulting and investment banking fees which were incurred strictly in connection with the incorporation of FMC and proposed merger with Lehigh. The costs related to the FMC transaction are being amortized over five years. The costs related to the subsequent Lehigh merger will begin amortizing when the merger is complete.

(E) IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events change in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset of future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity. The Company has no impaired assets at December 31, 1996.

(F) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) REVENUE AND MEDICAL COST RECOGNITION

Revenue from Humana for primary care, Part A, Part B and supplemental funds is recognized monthly on the basis of the number of Humana members assigned to the primary care centers and the contractually agreed-upon rates. The primary care centers receive monthly payments from Humana after all expenses paid by Humana on behalf of the centers, estimated claims incurred but not reported and claims reserve fund balances have been determined. In addition to Humana payments, the primary care centers receive copayments from commercial members from each office visit, depending upon the specific plan and options selected and receive payments from non-Humana members on a fee-for-service basis.

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996

Medical services are recorded as expenses in the period in which they are incurred. Accrued medical claims are reflected in the consolidated balance sheet and are based upon costs incurred for services rendered prior to and up to December 31, 1996. Included are services incurred but not reported as of December 31, 1996, based upon actual costs reported subsequent to December 31, 1996 and a reasonable estimate of additional costs.


AMCMC and AMCD revenues are derived from medical services rendered to patients and annual membership fees charged to individuals, families and corporate members. Membership fees are non-refundable and are recognized as revenue over the term of the membership. Corporate members are also required to make advance deposits based upon plan type, number of employees and dependents. The advance deposits are initially recorded as deferred income and then recognized as revenue when service is provided. As the advance deposits are utilized, additional advance deposits are required to be made by corporate members.


FMC-HS will recognize revenue under the management consulting service agreements on a fee-for-service basis as services are rendered by FMC-HS personnel.

Fee-for-service revenue is reported at the estimated net realizable amounts from patients and third-party payors as services are rendered.

(H) USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(I) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash and cash equivalents, Humana IBNR receivable and claims reserve funds, other receivables, prepaid expenses and other current assets, accounts payable and other accrued expenses, accrued medical claims, loan payable to Humana, loans payable to bank and obligations to certain stockholders approximate fair value at December 31, 1996 because of the short term maturity of these instruments.

(J) FOREIGN CURRENCY

The financial statements of the Company's foreign subsidiaries are remeasured into the US dollar functional currency for consolidation and reporting purposes. Current rates of exchange are used to remeasure assets and liabilities and revenue and expense are remeasured at average monthly exchange rates prevailing during the year.

(K) STOP-LOSS FUNDING

The primary care centers are charged a stop-loss funding fee by Humana for the purpose of limiting a center's exposure to Part A costs and certain Part B costs associated with a member's heath services.

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996

For the year ended December 31, 1996, the stop-loss threshold for both part A and Part B costs for Medicare members was $40,000 per member per calendar year for both SPI and SPI Hillsborough. For commercial members, the stop-loss threshold for both Part A and part B costs was $20,000 and $15,000 for SPI and SPI Hillsborough, respectively.

Since the SPI and SPI Hillsborough centers are not responsible for claims in excess of the threshold, income and the corresponding expense, both equal to the stop-loss funding are recognized by SPI and SPI Hillsborough. These amounts are included in revenue and medical expenses, respectively, in the accompanying consolidated statement of income. Stop-loss funding for the SPI and SPI Hillsborough centers for the year ended December 31, 1996 was approximately $4,733,000.

For Midwest, the stop-loss thresholds for Part A and for Part B costs for Medicare members were $45,000 and $15,000, respectively, per member per calendar year and the stop-loss thresholds for Part A and for Part B for commercial members were $60,000 and $15,000 respectively, per member per calendar year.

(L) MATERNITY FUNDING

The primary care centers are charged a maternity funding fee on commercial membership for the purpose of limiting the center's exposure to Part A and Part B costs associated with a commercial member's pregnancy or related illness. Since the SPI and SPI Hillsborough centers are not responsible for claims in excess of the amount contributed to the maternity fund, income and expenses both equal to the maternity fund are recognized by SPI and SPI Hillsborough and are included in revenue and medical expenses, respectively in the accompanying consolidated statement of operations. Maternity funding for the SPI and SPI
Hillsborough centers for the year ended December 31, 1996 was approximately $1,403,000.

(M) SUPPLEMENTAL EARNINGS PER SHARE

On July 9, 1997 the Company merged with Lehigh Group, Inc. As a result of this merger and the conversion of Preferred Stock and the 1-for-30 reverse stock split on November 12, 1997, the Company had shares outstanding of 9,021,400 resulting in a net earnings per share of $.04 per share.

(3) PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 1996 consists of the following:

Medical, computer and office equipment        $703,793

Furniture and fixtures                          37,986
                                              --------
                                               741,779

Less: accumulated depreciation                 341,938
                                             ---------

Property and equipment, net                   $399,841
                                             =========

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996

(4) INTANGIBLE ASSETS

 Intangible assets at December 31, 1996 consist of:

Goodwill                                    $1,498,908

Employment/non-compete agreements
  with executives                              964,800

Organization costs                             480,337

Noncompete agreement with former
  shareholder                                  200,000
                                            ----------

                                             3,144,045

Less: accumulated amortization                 408,197
                                            ----------

                                            $2,735,848
                                            ==========

As stated in note 1, the following transactions created goodwill at December 31, 1996:

AMCMC                                       $1,020,275

BMC and SPI Broward                            327,778

Midwest Managed Care                           150,855
                                            ----------
                                            $1,498,908
                                            ==========

The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangible assets as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. At this time, the Company believes that no significant impairment of goodwill or other intangible assets has occurred and that no reduction of the amortization periods is warranted.

(5) LOANS PAYABLE TO HUMANA

Loans payable to Humana at December 31, 1996 consist of the following:

     Secured loan for $250,000 bearing  interest at 9.5%.  Payable in 48 monthly installments  beginning in February 1997 of $6,850 which includes principal
     and  interest.   The  loan  is  secured  by  the  Company's  equipment  and furnishings at the Houston  Medical  Practice.  Proceeds from the loan were used  primarily  for the  purchase  of  equipment  at the  Houston  medical
     practice.                                                                        $ 250,000

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996


     Secured  loan for  $75,000  bearing  interest  at 9.5%.  Payable  in twelve monthly  installments  beginning in February 1997 which includes  principal and interest of $7,172. The loan is secured by the Company's  equipment and furnishings at the Houston  Medical  Practice.  Proceeds from the loan were
     used primarily for working capital needs of the Houston medical practice.          75,000

     Advance of $50,000  bearing  interest at 10% per year for the  purchase and installation  of a computer  system and  related  training  at the  Midwest locations.  The loan is due by September 30, 2000. Monthly  installments to
     Humana will be a minimum of 10% of any positive balance in Midwest's Part A
     Fund. In the event no positive  balance exists in the Part A fund,  Midwest will make a minimum  monthly  payment  of $1,268  until the loan is repaid.
                                                                                          50,000
                                                                                        --------

Total long-term loans payable to Humana                                                  375,000

Less current installments                                                                 97,628
                                                                                        --------

Loans payable to Humana, excluding current installments                               $  277,372
                                                                                      ===========


 The aggregate maturities of loans payable to Humana for each of the five years subsequent to December 31, 1996 are as follows:

1997                                                    $ 97,628

1998                                                      81,751

1999                                                      82,688

2000                                                     106,097

2001                                                       6,836
                                                        --------
                                                        $375,000
                                                        ========

(6) LOANS PAYABLE TO BANKS

 Loans payable to banks at December 31, 1996 consists of the following:

     Unsecured line of credit for $200,000  bearing  interest at prime (8.25% at
     December 31, 1996). The line of credit is personally  guaranteed by several stockholders of the Company and other individuals. The principal balance is due on June 2, 1997. Interest is due monthly. The $200,000 drawn under this line of  credit  was used  primarily  for  development  costs  relating  to
     Midwest.                                                                         $ 200,000

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996

     Line of credit for $1,500,000  bearing  interest at 1/2% above prime (8.75%
     at December 31,  1996).  $900,000 of the line is secured by MedExec's  cash and certain net assets of the Company.  Secured assets total  $1,237,976 at
     December  31,  1996.  The  principal  balance  is due on May 31,  1997  and interest  is due  monthly.  In  order to  borrow  the  additional  $600,000
     (unsecured  portion of line), the bank would require the personal guarantee of a  stockholder  of the Company.  The  $550,000  drawn under this line of
     credit was used primarily for working capital requirements.                        550,000
                                                                                      ---------
                                                                                      $ 750,000
                                                                                      =========


FMC recently obtained a loan commitment in the amount of $3,300,000 from the same bank which provided the $1,500,000 line of credit. The commitment is for a 120 day loan bearing interest at the prime plus 1/2% (8.75% at December 31, 1996). The purpose of the loan is to provide financing for the Lehigh merger. The loan is secured by all of the assets of FMC, 50% of the shares of FMC Common Stock owned by FMC's Chairman and Chief Executive Officer and any and all shares of Lehigh Common Stock are issuable to FMC.

The various debt agreements contain certain covenants. Under the most restrictive of these provisions, certain stockholders of the Company must personally guarantee $600,000 for the $1,500,000 line of credit as well as the additional $3,300,000 line of credit.

(7) RELATED PARTY TRANSACTIONS

At  December  31,  1996,   obligations  to  certain  shareholders  includes  the
following:

     Obligation to pay consulting fees to three  stockholders in connection with the transaction between MedExec and AMC.  Obligations have been recorded as a liability due to the  stockholders not having to provide any services for this  consideration  to be paid.  Payable monthly in the amount of $26,800.
     Obligations   will  be  repaid  by  December  31,   1998.   The  amount  of
     consideration paid in 1996 related to these agreements was $321,600.             $ 643,200

     Credit   facility   bearing   interest  at  4.5%  from   General  de  Sante
     International,  plc of up to $1,200,000 to be used for the  development  of the  clinics of AMCD.  $100,000 is to be repaid on demand at any time after
     July 10, 2001,  $100,000 is to be repaid on demand at any time after August
     9, 2001 and $174,596 on demand any time after  January 17, 2002,  or on the date GDS subscribes for shares in FMC under the subscription agreement (see
     note 12).                                                                          374,596

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996

     Obligation  under  non  compete   agreement  with  a  former  employee  and
     stockholder payable in monthly installments of $8,333 until June 1998 (note
     4).                                                                              150,000
                                                                                      -------

     Total  obligations  to  stockholders                                           1,167,796
     Less current  installments                                                       421,600
                                                                                    ----------

     Total obligations to stockholders, excluding current installments              $ 746,196
                                                                                    ==========


The aggregate maturities of obligations to stockholders for each of the five years subsequent to December 31, 1996 are as follows:

1997                                              $421,600
1998                                               371,600
1999                                                    --
2000                                                    --
2001                                               200,000
Thereafter                                         174,596
                                                ----------
 Total                                          $1,167,796
                                                ==========

 The Company paid salaries or consulting fees to stockholders of approximately $1,520,700 which is included in the consolidated statement of income for the year ended December 31, 1996.

 Certain stockholders have guaranteed the $200,000 outstanding loan with the financial institution which is described in note 6. In addition, a stockholder will guarantee any amount in excess of $900,000 which becomes outstanding related to the $1,500,000 line of credit described in note 6.

 On January 24, 1997 the Company acquired director and officer liability insurance in the amount of $3,000,000 with coverage expiring on December 5, 1997. Coverage under this policy extends to all duly elected or appointed directors and officers (past, present and future).

 At December 31, 1996, the Company has amounts outstanding from the AMC clinics under its management agreement with AMCMC which total $462,329.

(8) INCOME TAXES


                       CURRENT          DEFERRED          TOTAL

US Federal             $256,000           $112,500        $368,500

State and Local          44,000                 --          44,000
                       --------           --------        --------

                       $300,000           $112,500        $412,500
                       ========           ========        ========

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996

 Income tax expense differed from the amounts computed by applying the US federal income tax rate of 34% to pretax income as a result of the following:

Income tax expense at the statutory rate                         $250,300
Reduction in valuation allowance                                  (29,300)
Unutilized net operating losses of AMCD                           122,000
State taxes, net of federal benefit                                31,500
Nondeductible merger costs and meals and entertainment             38,000
                                                                 --------

 Income tax expense recorded in financial statements             $412,500
                                                                 ========


 The tax effects that give rise to a significant portion of the deferred income tax assets for the year ended December 31, 1996 are as follows:

Deferred tax assets:

   Executive compensation                                        $250,616
    Net loss carryforward                                          58,703
                                                                 --------
     Deferred tax asset                                           309,319
    Valuation allowance                                          (102,403)
                                                                 --------
         Net deferred tax asset                                  206,916
 Deferred tax liabilities:

     Goodwill asset                                               319,416
                                                                 --------
         Net deferred tax liability                              $112,500
                                                                 ========

   The Company has provided a valuation allowance for deferred tax assets as of December 31, 1996 for $102,403. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or a portion of the deferred assets will be realized in the near future.

(9)      LEASES

         The Company has several noncancelable operating leases primarily for office space and equipment that expire throughout 2001. Future minimum lease payments required under noncancelable operating leases at December 31, 1996 are as follows:

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996

                      Year ending
                      December 31,
                      ------------

                         1997                  $  349,327
                         1998                     339,834
                         1999                     120,487
                         2000                      55,204
                         2001                      49,656
                                                 --------
Total minimum lease payments                     $914,508
                                                 ========

         Rental expense during 1996 amounted to approximately $259,000.

(10)     BUSINESS AND CREDIT CONCENTRATIONS

         The Company derives the majority of its revenue from its affiliated provider agreements with Humana 85% or approximately $45,070,000 of the revenue of the Company for the year ended December 31, 1996 was derived from such agreements with Humana. The amount of revenue is based on the number of members assigned to each of the centers. Humana members include 10,287 Medicare members and 10,420 commercial members at December 31, 1996. The fluctuation of the number of members significantly affects the Company's business. The receivable from Humana at December 31, 1996 is $7,308,482.

         Revenue generated by services provided by the AMC clinics in the CIS represents 12% or approximately $6,534,000 of the revenue of the Company for the year ended December 31, 1996.

(11)     RETIREMENT PLANS

         The Company sponsors 401(k) plans (the "Plans") for its domestic operations. Employees who have worked a minimum of six months or 1000 hours and are at least 21 years of age may participate in the Plans. Employees may contribute to the Plans up to 14 percent of their annual salary, not to exceed $9,500 in 1996. The Company's matching contribution is 25 cents for each dollar of the employee's elected contribution, up to four percent of the employee's annual salary. The Company's matching contribution was approximately $35,000 for the year ended December 31, 1996.

(12)     COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS

         The Company and certain stockholders are defendants in a lawsuit brought on by a stockholder and former employee. The plaintiff is seeking damages in excess of $1 million. Management, stockholders and legal counsel for the Company intends to vigorously defend this action. They are not able to determine the extent of damages, if any, at this time. Therefore, no accrual has been recorded in the financial statements at December 31, 1996.

         To the best of the Company's knowledge, there are no material claims, disputes or other unsettled matters (including retroactive adjustments) concerning third party reimbursements that would have a material effect on the consolidated financial statements of the Company.

                 FIRST MEDICAL CORPORATION NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS DECEMBER 31, 1996

         GOVERNMENTAL REGULATIONS

         The Company's operations have been and may be affected by various forms of governmental regulation and other actions. It is presently not possible to predict the likelihood of any such actions, the form which such actions may take, or the effect such actions may have on the Company.

         PHYSICIAN CONTRACTS

         The Company has entered into employment agreements of two to three years with its primary care physicians and into contracts with various independent physicians to provide specialty and other referral services both on a prepaid and a negotiated fee-for-service basis. Such costs are included in the consolidated statement of income as medical expense.

         SUBSCRIPTION AGREEMENT

         In June 1996, FMC entered into a subscription agreement with GDS by which GDS has the right to purchase various percentages of interest in both FMC and its subsidiaries.

         MALPRACTICE AND PROFESSIONAL LIABILITY INSURANCE

         The Company maintains professional liability insurance on a claims-made basis through November 1, 1997 including retrospective coverage for acts occurring since inception of its operations. Incidents and claims reported during the policy period are anticipated to be covered by the malpractice carrier. The Company intends to keep such insurance in force throughout the foreseeable future. At December 31, 1996, there are no asserted claims made against the Company that were not covered by the policy.

         Physicians providing medical services to members are provided malpractice insurance coverage (claim-made basis), including retrospective coverage for acts occurring since their affiliation with the Company.

                          Independent Auditors' Report

The Board of Directors
MedExec, Inc.;

     SPI Managed Care, Inc.; and
     SPI Managed Care of Hillsborough County, Inc.:

We have audited the accompanying combined balance sheets of MedExec, Inc. and subsidiaries; SPI Managed Care, Inc.; and SPI Managed Care of Hillsborough County, Inc. as of December 31, 1995 and 1994, and the related combined statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements referred to above present fairly, in all material respects, the combined financial position of MedExec, Inc. and subsidiaries; and SPI Managed Care, Inc.; and SPI Managed Care of Hillsborough County, Inc. as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

/S/ KPMG PEAT MARWICK LLP

Miami, Florida
May 17, 1996, except as to note 15,
which is as of December 23, 1996

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                             Combined Balance Sheets

                           December 31, 1995 and 1994

                             ASSETS                                          1995                              1994
                             ------                                          ----                              ----

Current assets:

     Cash and cash equivalents                                          $    198,763                       468,528
     Humana IBNR receivable                                                2,062,924                     2,848,518
     Due from affiliates and related parties, net                             54,565                       196,745
     Claims reserve funds                                                    116,212                       126,357
     Prepaid expenses and other current assets                                82,413                        37,269
     Deferred income taxes (note 12)                                           --                           51,713
                                                                    ---------------------       -----------------------

          Total current assets                                             2,514,877                     3,729,130

Property and equipment, net (note 4)                                         298,060                       207,199
Deferred income taxes (note 12)                                                --                            8,287
Investments in other affiliated entities (note 3)                            229,094                       178,968
Intangible assets, net                                                         2,547                         4,896
                                                                    ---------------------       -----------------------

                                                                         $ 3,044,578                    4 ,128,480
                                                                    =====================       =======================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and other accrued expenses                             594,822                       556,366
     Accrued medical claims, including amounts incurred
          but not reported                                                 1,880,318                     2,484,258
     Due to Humana                                                           192,143                        56,152
     Loan payable to Humana                                                   50,000                         --
     Loan payable to bank                                                    100,000                         --
     Income taxes payable                                                      --                           60,000
                                                                    ---------------------       -----------------------

   Total current liabilities                                               2,817,283                     3,156,776
                                                                    ---------------------       -----------------------

 Commitments and contingencies (note 13)

Stockholders' equity (notes 8 and 9):

     Capital stock                                                             1,500                         1,500
     Additional paid-in capital                                                1,200                         1,200
     Retained earnings                                                       224,595                       969,004
                                                                    ---------------------       -----------------------

   Total stockholders' equity                                                227,295                       971,704
                                                                    ----------------            -----------------------

                                                                        $  3,044,578                     4,128,480
                                                                    =====================       =======================


            See accompanying notes to combined financial statements.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                        COMBINED STATEMENTS OF OPERATIONS

     For each of the years in the three year period ended December 31, 1995

                                                                1995                 1994                    1993
                                                            --------------   ----------------------   --------------

Revenue (note 9)                                              $22,671,902         21,317,887             11,086,690
 Medical expenses                                              18,443,943         16,567,554              8,404,521
                                                            --------------   ----------------------   --------------

    Gross profit                                                4,227,959          4,750,333             2,682,169
                                                            --------------   ----------------------   --------------

Operating expenses (note 9):

      Salaries and related benefits                             2,434,241          1,650,970            670,536
      Depreciation and amortization                                68,499             50,408             46,676
      Other                                                     2,131,639          1,720,198            944,237
                                                            --------------   ----------------------   --------------

    Total operating expenses                                    4,634,379          3,421,576          1,661,449
                                                            --------------   ----------------------   --------------

Operating income (loss)                                          (406,420)         1,328,757          1,020,720
                                                            --------------   ----------------------   --------------

Other (expense) income:

      Gain (loss) on equity investments (note 3)                   50,126             28,260           (149,295)
      Interest income                                              11,310              9,593              4,071
      Loss on Dominion Healthnet, Inc. (note 3)                        --                 --            (80,009)
      Other, net                                                  (19,425)            (2,948)             7,356
                                                            --------------   ----------------------   --------------

    Other income (expense), net                                    42,011             34,905           (217,877)
                                                            --------------   ----------------------   --------------

    Net income (loss)                                          $ (364,409)         1,363,662            802,843
                                                            ==============   ======================   ==============


                                           (56)

See accompanying notes to combined financial statements.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

     For each of the years in the three year period ended December 31, 1995

                                                         Capital     Additional paid-                                    Total
                                                          stock         in capital        Retained       Due to      stockholders'
                                                         (NOTE 8)        (NOTE 8)         EARNINGS    STOCKHOLDERS       EQUITY
                                                          ------          ------          --------    ------------       ------

Balance, December 31, 1992                                $  900          1,200         143,701         37,000            182,801
      Net income                                              --             --         802,843             --            802,843
      Dividend distributions                                  --             --        (170,745)            --           (170,745)
      Issuance of stock                                      100             --              --             --                100
      Proceeds from due to stockholders                       --             --              --        583,112            583,112
                                                           -----       --------       ----------      --------       ------------

Balance, December 31, 1993                                 1,000          1,200         775,799        620,112          1,398,111
      Net income                                              --             --       1,363,662             --          1,363,662

      Distribution of Midway Airlines stock, at cost          --             --        (200,444)      (599,556)          (800,000)
      Dividend distributions                                  --             --        (970,013)            --           (970,013)
      Issuance of stock                                      500             --              --             --                500
      Repayment of due to stockholders, net                   --             --              --        (20,556)          (20 ,556)
                                                           -----       --------         --------      --------       ------------

Balance, December 31, 1994                                 1,500         1,200           969,004            --            971,704
      Net loss                                                --            --          (364,409)           --           (364,409)
      Dividend distributions                                  --            --          (380,000)           --           (380,000)
                                                           -----       -------        ----------      --------       -------------

Balance, December 31, 1995                                $1,500         1,200           224,595            --            227,295
                                                           =====         =====        ==========      ========       ============


         See accompanying notes to combined financial statements.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                        COMBINED STATEMENTS OF CASH FLOWS

     For each of the years in the three year period ended December 31, 1995

                                                                                  1995           1994           1993
                                                                                  ----           ----           ----
Cash flows from operating activities:

  Net income (loss)                                                              $(364,409)      1,363,662       802,843
  Adjustments to reconcile  net income  (loss) to net cash
   provided by operating activities:

  Depreciation and amortization                                                    68,499           50,408        46,676
  Deferred income taxes                                                              --            (60,000)         --
  Loss on disposal of fixed assets                                                   --              --              801
  (Gain) loss on equity investments                                                (50,126)        (28,260)      149,295
   Write-off of investments                                                          --             597             --
  (Increase) decrease in assets:
    Humana IBNR receivable                                                         785,594      (1,547,044)     (764,831)
    Due from affiliates and related parties                                        142,180        (177,572)       53,369
    Claims reserve funds                                                            10,145          13,217      (115,742)
    Prepaid expenses and other current assets                                       14,856         (33,076)       (3,653)
  Increase (decrease) in liabilities:

    Accounts payable and other accrued expenses                                     38,456         393,636        85,077
    Accrued medical claims, including amounts incurred
      but not reported                                                            (603,940)      1,359,770       583,266
    Due to Humana                                                                  135,991           2,822        14,779
    Income taxes payable                                                           (60,000)         60,000          --
                                                                                  --------     -----------       --------

      Net cash provided by operating activities                                   117,246        1,398,160       851,880
                                                                                  --------     -----------       --------

  Cash flows from investing activities:

    Capital expenditures                                                          (157,011)        (95,559)     (133,922)
    Proceeds from sale of fixed assets                                                --               --         19,900
    Purchase of investments                                                           --               --     (1,100,600)
                                                                                   -------      ----------    ----------

     Net cash used in investing activities                                        (157,011)        (95,559)   (1,214,622)
                                                                                   -------      ----------    ----------

  Cash flows from financing activities:

    Proceeds from issuance of stock                                                  --             500             100
    Proceeds from loan payable to Humana                                            50,000           --              --
    Proceeds from loan payable to bank                                             100,000           --              --
    Dividend distributions                                                        (380,000)       (970,013)     (170,745)
    Due to stockholders                                                                 --         (20,556)      583,112
                                                                                  --------         --------     --------

      Net cash (used in) provided by financing activities                         (230,000)       (990,069)      412,467
                                                                                   -------      ----------      --------

  (Decrease) increase in cash and cash equivalents                                (269,765)        312,532        49,725

  Cash and cash equivalents, beginning of year                                     468,528         155,996       106,271
                                                                                   -------         -------       -------

  Cash and cash equivalents, end of year                                          $198,763         468,528       155,996
                                                                                   =======         =======       =======
Supplemental disclosure of cash flow information:
    Cash paid during the year for income taxes                                    $ 60,000           --             --
                                                                                  ========         =======       =======

Supplemental  schedule of noncash  investing and operating  activities:

    MedExec, Inc. distributed its $800,000 investment in Midway Airlines stock as a dividend to its shareholders during the year ended December 31, 1994.

See accompanying notes to combined financial statements.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

(1)      ORGANIZATION AND OPERATIONS

         (A)      ORGANIZATION

                  The accompanying combined financial statements include the accounts of MedExec, Inc. and subsidiaries ("MedExec"); SPI Managed Care, Inc. ("SPI"); and SPI Managed Care of Hillsborough County, Inc. ("SPI Hillsborough") (collectively, the "Company"), which are affiliated through common stockholders and the same management. SPI and SPI Hillsborough are 100%-owned by MedExec stockholders. (55)

                  MedExec was incorporated on March 14, 1991.

                  Dominion Healthnet, Inc. ("Dominion") was incorporated on September 13, 1991. MedExec owned 55 percent of Dominion at December 31, 1995, and 1994.

                  HCO Miami, Inc. ("HCO Miami") was incorporated on June 18, 1993. MedExec owned 70 percent and SPI owned 20 percent of HCO Miami at December 31, 1995 and 1994.

                  Midwest Managed Care, Inc. ("Midwest") was incorporated on March 29, 1995. MedExec owned 66.67 percent of Midwest at December 31, 1995.

                  SPI, formerly known as Surgical Park, Inc. was incorporated on February 19, 1988. Surgical Park, Inc. changed its name pursuant to an amendment to its Articles of

                  Incorporation on May 7, 1990.

                  SPI Hillsborough was incorporated on April 20, 1993.

         (B)      NATURE OF OPERATIONS   (57-61)

                  SPI and SPI Hillsborough operate in the state of Florida and Midwest (which commenced operations during 1995) operates in the states of Illinois and Indiana. SPI and SPI Hillsborough provide health care services subject to affiliated provider agreements entered into with Humana Medical Plan, Inc.; Humana Health Plan of Florida, Inc.; Humana Health Insurance Company of Florida, Inc. and their affiliates. Midwest provides health care services subject to affiliated provider agreements entered into with Humana Health Plan, Inc.; Humana Health Chicago, Inc.; Humana Health Chicago Insurance Company; Humana Insurance Company and their affiliates. All of the Humana entities will collectively be known as "Humana". The Company is dependent on Humana for the majority of its operations. For the years ended December 31, 1995, 1994 and 1993, 96 percent, 95 percent, and 95 percent, respectively of the Company's revenue are from such

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  agreements with Humana. Health services are provided to Humana members through SPI, SPI Hillsborough and Midwest's primary care medical centers and its network of physicians and health care specialists.

                  SPI operates two centers in Dade County, Florida: in Kendall ("Kendall") and Cutler Ridge ("Cutler Ridge") at December 31, 1995 and 1994.

                  At December 31, 1994, SPI Hillsborough operated two centers in Hillsborough County, Florida: in Brandon ("Brandon") and Plant City ("Plant City"). Effective August 31, 1995, Humana terminated its Brandon contract with SPI Hillsborough. Included in accrued medical claims at December 31, 1995, is approximately $103,000 pertaining to Brandon's open claims through the termination date. The Brandon center had revenue of approximately $3,521,000, $3,943,000, and $208,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                  Midwest operates one center in Hammond, Indiana ("Hammond").

                  Dominion provides networks of hospitals and doctors to international travel assistance companies outside the United States. At December 31, 1995, Dominion had one contract with a Canadian insurance company to care for its insured traveling to the United States.

                  HCO Miami provides utilization review and case management services for HMO and PPO members of affiliated companies.

         (C)      AFFILIATED PROVIDER AGREEMENTS

                  Effective April 1, 1990 and September 1, 1990, SPI through the Cutler Ridge and Kendall centers, respectively, entered into provider agreements with Humana, which will continue indefinitely unless terminated according to certain provisions of the agreements. Such agreements specify that either party may elect to terminate the agreements, with or without cause, at any time upon giving 60 days written notice. In addition, these agreements may be terminated by mutual written consent of both parties at any time. Amendments to the original provider agreements with Humana were entered into effective September 1, 1991 and January 1, 1993 for the Cutler Ridge and Kendall centers, respectively under full-risk agreements.

                  The Brandon and Plant City centers entered into five-year non-risk provider agreements with Humana effective June 1, 1993 and January 1, 1994, respectively. Under these agreements, the Brandon and Plant City centers are responsible only for primary (in- office) medical services. These agreements allow for similar termination provisions to the agreements for the other centers, except that either party may elect to terminate the

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  agreements without cause after the first two years upon giving six months written notice. Amendments to the aforementioned provider agreements with Humana were entered into effective May 1, 1994 under full-risk agreements. The Brandon agreement with Humana was terminated effective August 31, 1995.

                  The Hammond center entered into a three-year risk provider agreement with Humana effective October 1, 1995 with an automatic three-year renewal. However, the Hammond center is operating under a non-risk amendment ("Amendment") to this agreement and is responsible only for primary (in-office) medical services. The Hammond center will continue to operate under the Amendment until the earlier of the date on which Midwest achieves a certain membership level or one calendar year from the commencement date of the agreement, October 1, 1996. This agreement allows for similar termination provisions to the agreements for the other centers, except that either party may elect to terminate the agreement at any anniversary date of the agreement upon giving at least six months written notice.

                  Services to be provided by the SPI, SPI Hillsborough and Midwest centers include medical and surgical services, including all procedures furnished in a physician's office such as X-rays, nursing services, blood work and other incidentals, drugs and medical supplies. SPI, SPI Hillsborough and Midwest centers are responsible for providing all such services and for directing and authorizing all other care, including emergency and inpatient care for Humana members. The SPI and SPI Hillsborough centers are financially responsible for all out-of-area care rendered to a member and provides direct care as soon as the member is able to return to the designated medical center.

                  Humana has agreed to pay the SPI and SPI Hillsborough centers monthly for services provided to members based on a predetermined amount per member ("capitation"), comprised of in-hospital services and other services defined by contract ("Part A"), in- office ("Primary") and other medical services defined by the agreements ("Part B"). Humana has agreed to pay the Midwest center a guaranteed monthly amount ("guaranteed payment") to cover the costs of providing primary care services and to cover Midwest's other operating costs. The guaranteed payments will be made until the earlier of the date on which the Midwest center achieves a certain membership level or one calendar year from the commencement date of the agreement at which point Humana will pay Midwest capitation. Midwest shall not be at risk for Parts A and B until Midwest has been assigned certain membership.

         (D)      HUMANA IBNR RECEIVABLE  (63)

                  Humana withholds a certain amount each month from the SPI and SPI Hillsborough centers' Part A, Part B and supplemental funding in order to cover claims incurred but

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  not reported or paid. This amount is to be used by Humana to pay the centers Part A, Part B and supplemental costs. The amounts withheld by Humana to cover incurred but not reported or paid claims varies by center based on the history of the respective center and is determined solely by Humana. The amounts withheld are used to pay the centers' medical claims which Humana pays on the centers' behalf. The remaining amount after claims have been paid is remitted to the Company. (See note 1(f))

                  Management does not believe it has a significant exposure to effects related to third-party reimbursement programs and the related revenue recognition policy because they generally apply to hospitals. Furthermore, FMC has Medicare and Medicaid contracts only in regard to one facility and fee-for-service in only one facility. There is a risk, however, even though FMC is not a direct recipient of third-party payor arrangements because Medicare and Medicaid may change its payments.

         (E)      DUE FROM AFFILIATES AND RELATED PARTIES

                  Due from affiliates and related parties represents current amounts receivable from affiliates to cover their operating expenses.

         (F)      CLAIMS RESERVE FUNDS

                  Humana withholds a certain amount each month from the SPI and SPI Hillsborough centers' Part A capitation funding. This amount represents a "catastrophic reserve fund" to be utilized for the payment of the center's Part A costs in the event a center ceases operations and the incurred but not reported reserves are not adequate to reimburse providers for Part A services rendered. This amount is calculated monthly by Humana.

         (G)      DUE TO HUMANA

                  Due to Humana represents amounts advanced to SPI and SPI Hillsborough by Humana to cover certain operating expenses. No interest is charged by Humana. No due date is specified on the amounts advanced.

         (H)      PHYSICIAN CONTRACTS

                  SPI, SPI Hillsborough and Midwest have entered into employment agreements with its primary care physicians and into contracts with various independent physicians to provide specialty and other referral services both on a prepaid and a negotiated fee-for-service basis. Midwest has also entered into a consulting agreement with a physician. Prepaid physicians' service costs are based upon a fixed fee per member, payable on a monthly

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  basis. Such costs are included in the accompanying combined statements of income as salaries and related benefits.

         (I)      MALPRACTICE AND PROFESSIONAL LIABILITY INSURANCE

                  The Company maintains professional liability insurance on a claims-made basis through July 1996, including retrospective coverage for acts occurring since inception of its operations. Incidents and claims reported during the policy period are anticipated to be covered by the malpractice carrier. The Company intends to keep such insurance in force throughout the foreseeable future.

                  At December 31, 1995, there are no asserted claims against the Company that were not covered by the policy. Management of the Company has accrued approximately $181,100 for incidents which may have occurred but have yet to be identified under its incident reporting system, based on industry experience.

                  Physicians providing medical services to members are provided malpractice insurance coverage (claims-made basis), including retrospective coverage for acts occurring since their affiliation with the Company.

         (J)      MEMBERSHIP

                  Humana members assigned to SPI and SPI Hillsborough centers include approximately 3,100, and 4,200 Medicare members, respectively, and 3,400, and 5,300 commercial members, respectively, at December 31, 1995 and 1994. At December 31, 1995, Humana members assigned to the Midwest center include approximately 60 commercial and 200 Medicare members.

         (K)      STOP-LOSS FUNDING

                  The SPI and SPI Hillsborough centers are charged a stop-loss funding fee by Humana for the purpose of limiting a center's exposure to Part A costs and certain Part B costs associated with a member's health services. At December 31, 1995, Midwest was under a non-risk agreement with Humana, and as such no stop-loss funding fees were charged to the Midwest center.

                  For the year ended December 31, 1993, the stop-loss threshold which applies to Part A costs only, for Medicare members of SPI and SPI Hillsborough, was $20,000 and $25,000, respectively, per hospital stay within certain admitting-time criteria. For commercial members, the threshold is $15,000 for SPI and SPI Hillsborough per calendar year for both Part A and Part B costs. For the year ended December 31, 1994, the stop-

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  loss threshold, which applies to Part A costs only, for Medicare members was $28,000 for SPI and $32,600 for SPI Hillsborough per calendar year. For commercial members, the threshold is $20,000 for SPI and $28,000 for SPI Hillsborough per calendar year for both Part A and Part B costs. For the year ended December 31, 1995, the stop-loss threshold for both Part A and Part B costs for Medicare members was $40,000 per member per calendar year for both SPI and SPI Hillsborough. For commercial members, the stop-loss threshold for both Part A and Part B costs was $20,000 and $15,000 for SPI and SPI Hillsborough, respectively.

                  Since the SPI and SPI Hillsborough centers are not responsible for claims in excess of the threshold, income and the corresponding expense, both equal to the stop-loss funding are recognized by SPI and SPI Hillsborough. These amounts are included in revenue and medical expenses, respectively, in the accompanying combined statements of income. Stop-loss funding for the SPI and SPI Hillsborough centers for the years ended December 31, 1995, 1994 and 1993 was approximately $2,115,000, $1,919,000, and $956,000, respectively.

                  The Company is responsible for payment of medical servicers provided to is members by third party providers. As a result of its agreements with Humana, which limits the Company's exposure as to certain catastrophic and maternity claims, the Company is reimbursed for the amounts in excess of certain thresholds. Therefore, these amounts are shown as both revenues and expenses.

         (L)      MATERNITY FUNDING

                  The SPI and SPI Hillsborough centers are charged a maternity funding fee on commercial membership for the purpose of limiting the centers' exposure to Part A and Part B costs associated with a commercial member's pregnancy or related illness. Since the SPI and SPI Hillsborough centers are not responsible for claims in excess of the amount contributed to the maternity fund, income and expenses both equal to the maternity funding are recognized by SPI and SPI Hillsborough and are included in revenue and medical expenses, respectively, in the accompanying combined statements of income. Maternity funding for the SPI and SPI Hillsborough centers for the years ended December 31, 1995, 1994 and 1993 was approximately $825,000, $917,000, and $499,000, respectively. At December 31, 1995, Midwest was under a non-risk agreement with Humana and as such no maternity funding fees were charged to the Midwest center.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      PRINCIPLES OF CONSOLIDATION AND COMBINATION

                  The accompanying combined financial statements include the accounts of the companies listed in note 1(a) which are related through common ownership and management. All significant intercompany balances and transactions have been eliminated in the consolidation of MedExec, Inc. and subsidiaries, and the subsequent combination of MedExec, SPI and SPI Hillsborough.

         (B)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents consist of demand deposits. For purposes of the combined statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (C)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

         (D)      INVESTMENTS IN OTHER AFFILIATED ENTITIES

                  The Company accounts for equity investments with a percentage of ownership between 20 percent and 50 percent under the equity method of accounting, which requires the recognition by the Company of its pro rata share of the investee's income or loss. Equity investments of less than 20 percent are carried at cost.

         (E)      INTANGIBLE ASSETS

                  Intangible assets arose in business acquisitions. These intangibles are being amortized on a straight-line basis over five years. At December 31, 1995 and 1994, accumulated amortization was approximately $9,200 and $6,600, respectively.

         (F)      INCOME TAXES

                  MedExec, Inc. qualified as an S corporation for income tax purposes at December 31, 1995, and 1994. MedExec, Inc. uses accelerated depreciation methods for reporting

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  taxable   income  or  losses  which  are  passed   through  to
                  stockholders under the Company's S Corporation status. As stated in footnote 14 to these combined financial statements, effective January 1, 1996 MedExec's tax status automatically changed from an S Corporation to a C Corporation. The effect of this change will result in additional state and federal deferred income taxes attributable to the temporary differences at the time of change to be recorded as a deferred tax liability with a corresponding reduction in income. The deferred tax liabilities at December 31, 1995 and 1994 were approximately $13,500 and $126,000. The amount of the liability at December 31, 1995 would be payable in future years as the net cumulative temporary differences reverse.

                  SPI qualified as an S corporation for income tax purposes at December 31, 1993. In May 1994, the stockholders of SPI voluntarily revoked SPI's election to be treated as an S corporation pursuant to the Internal Revenue Code Section 1362(d).

                  Effective January 1, 1993, SPI Hillsborough and Dominion adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Effective May 1994, SPI adopted the provisions of SFAS No. 109. The adoption of SFAS No. 109 had no cumulative effect on the combined statements of income for the years ended December 31, 1994 and 1993. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  Under federal income tax principles, the Company cannot file a consolidated income tax return. Thus, losses of one entity may not offset income of another entity within the controlled group.

         (G)      REVENUE AND MEDICAL COST RECOGNITION

                  Revenue from Humana for primary care, Part A, Part B and supplemental funds are recognized monthly on the basis of the number of Humana members assigned to the SPI and SPI Hillsborough centers and the contractually agreed-upon rates. The SPI and SPI Hillsborough centers receive monthly payments from Humana after all medical expenses paid by Humana on behalf of the SPI and SPI Hillsborough centers, estimated claims incurred but not reported and claims reserve fund balances have been determined. Medical expenses paid by Humana on behalf of the Company, accordingly, are included in the

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  combined statements of operations. During 1995, Midwest recognizes revenue based on the gross monthly guaranteed payment amount. The Midwest center receives a net monthly payment from Humana after all expenses paid by Humana on behalf of the Midwest center have been determined. In addition to Humana payments, the SPI, SPI Hillsborough and Midwest centers receive copayments from commercial members for each office visit, depending upon the specific plan and options selected and receive payments from non-Humana members on a fee-for-service basis.

                  Medical services are recorded as expenses in the period in which they are incurred. Accrued medical claims for SPI and SPI Hillsborough as reflected in the combined balance sheets are based upon costs incurred for services rendered prior to and up to the combined balance sheet date. Included are services incurred but not reported as of the combined balance sheet date based upon actual costs reported subsequent to the combined balance sheet date and a reasonable estimate of additional costs.

                  In the accompanying combined statements of operations, medical expenses include amounts paid to hospitals, nursing care and rehabilitative facilities, home health services, diagnostic services, pharmacy costs, physician referral fees, and hospital based physician costs.

         (H)      USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (I)      RECLASSIFICATIONS

                  Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

(3)      INVESTMENTS IN OTHER AFFILIATED ENTITIES

         At December 31, 1993, MedExec had a 30 percent investment in HCO Networks, Inc. ("HCON"), a claims management company. MedExec has accounted for its initial investment of $300,000 under the equity method. For the years ended December 31, 1995, 1994 and 1993, MedExec's equity interest in the net income (loss) of HCON was approximately $50,000, $28,000 and ($150,000), respectively.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

         At December 31, 1993, MedExec had an $800,000 investment in Midway Airlines ("Midway"), which represented approximately 16 percent ownership in Midway. The Company has accounted for its investment in Midway under the cost method. During the year ended December 31, 1994, the Company distributed as a dividend to its stockholders its investment in Midway. The recorded value of the investment approximated the fair value at the time of distribution.

         At December 31, 1995 and 1994, MedExec had a 55 percent interest in Dominion. Dominion has been consolidated in the accompanying combined financial statements.

         MedExec also has a 50 percent investment in SPI Managed Care of Broward, Inc. ("SPI Broward"), a health care management company, and a
         23.75 percent investment in Broward Managed Care, Inc. ("BMC"), which operates two Humana primary care health centers. At December 31, 1995 and 1994, MedExec's investment in SPI Broward and BMC is $0 under the equity method of accounting.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(4)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consists of the following:

                                                                   Estimated
                                          1995           1994      Useful Lives
                                          ----           ----      ------------

Medical and office equipment             $453,035       267,578    5 years
 Furniture and fixtures                    32,276        68,426    7 years
                                          -------       -------
                                          485,311       336,004
Less accumulated depreciation             187,251       128,805
                                          -------       -------

Property and equipment, net              $298,060       207,199
                                          =======       =======


(5)      LOAN PAYABLE TO HUMANA

         Loan payable to Humana represents funds advanced to Midwest for the purchase and installation of a computer system and related training. The loan is due by September 30, 2000 and is payable in monthly installments beginning the first month during which Midwest is at full risk under the terms of the Humana provider agreement. Monthly installments to Humana will be a minimum of 10 percent of any positive balance in Midwest's Part A fund. In the event no positive balance exists in the Part A fund on or at any time after September 30, 1996, Midwest shall make a minimum monthly payment of $1,268 until the loan is repaid. Interest is payable at 10 percent per year unless the note is paid in full by Midwest by September 30, 1996 at which point any interest owed to Humana will be waived. Management believes that it will repay the loan before September 30, 1996 and as such has not accrued any interest at December 31, 1995. The loan is secured by the computer equipment which has a book value of approximately $55,000 at December 31, 1995.

(6)      LOAN PAYABLE TO BANK

         At December 31, 1995, Midwest had a $200,000 unsecured line of credit bearing interest at prime. The line of credit is personally guaranteed by all of the stockholders of MedExec at December 31, 1995. The principal balance is due October 1, 1996, and interest is due monthly. At December 31, 1995, $100,000 was drawn under this line of credit and was used primarily for development costs relating to Midwest.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(7)      LEASES

         Future minimum lease payments required under non cancelable operating leases at December 31, 1995 are as follows:

               Year ended                              Operating
              DECEMBER 31,                                LEASES

                  1996                                  $182,327
                  1997                                   188,584
                  1998                                   193,875
                  1999                                     3,968
               Thereafter                                     --
                                                        --------

            Total minimum lease payments                $568,754
                                                        ========

         Rent expense incurred under an assigned office lease agreement for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $186,000, $70,000, and $54,000, respectively.

(8)      Capital Stock

         The shares' authorized, issued, related par value and additional paid-in capital for each of the combined companies at December 31, 1995 and 1994 are as follows:

                                                               Stock         Stock      Stock total      Additional
                                                             Authorized     Issued       par value    paid-in capital
                                                             ----------     ------       ---------    ---------------

          MedExec, Inc.                                           500          500      $     500               700
          SPI Managed Care, Inc.                                  500          500            500               500
          SPI Managed Care of Hillsborough
          County, Inc.                                          1,000          500            500                --
                                                                                           ------              -----

                                                                                         $  1,500             1,200
                                                                                            =====             =====


(9)      RELATED PARTY TRANSACTIONS

         The Company paid salaries to stockholders of approximately $1,389,000, $772,600, and $652,000 which are included in the combined statements of income for the years ended December 31, 1995, 1994 and 1993, respectively.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

         The Company recorded $111,459 and $225,288 in administration fee revenue from SPI Broward during the years ended December 31, 1995 and 1994, respectively.

         The Company recorded approximately $162,000 and $116,050 in utilization revenue from BMC during the years ended December 31, 1995 and 1994, respectively.

         The Company had receivables from affiliates and related parties of $59,023 and $196,745 at December 31, 1995 and 1994, respectively, and a payable to related parties of $4,458 at December 31, 1995.

(10)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash, accounts receivable, prepaid expenses and other current assets, accounts payable and other accrued expenses, loan payable to Humana and loan payable to bank approximate fair value at December 31, 1995 because of the short maturity of these instruments.

(11)     RETIREMENT PLANS

         The Company sponsors 401(k) plans (the "Plans"). Employees who have worked a minimum of six months or 1,000 hours and are at least 21 years of age may participate in the Plans. Employees may contribute up to 14 percent of their annual salary, not to exceed $9,240 in 1995 and 1994, and $8,994 in 1993, to the Plans. The Company's matching contribution is 25 cents for each dollar of the employee's elected contribution, up to four percent of the employee's annual salary. The Company's matching contribution was approximately $21,000, $14,000, and $8,000 in 1995, 1994 and 1993, respectively.

(12)     INCOME TAXES

         Income tax expense consists of the following:

                                             1995          1994         1993
                                             ----          ----         ----
            Current expense (benefit):

                 federal and state          $(120,279)     60,000        --
            Deferred expense (benefit)        120,279     (60,000)       --
                                              -------     -------     ------

                                            $    --           --         --
                                              =========    ========    ======

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

A reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rate is as follows:

                                             1995                    1994                 1993
                                      ----------------------   --------------------    --------------

                                      Amount    Percent        Amount    Percent      Amount     Percent
                                      ------    -------        ------    -------      ------     -------

Tax expense (benefit)at the
statutory rate                       (137,839)    (34%)         463,645     34%        272,967       34%

S corporation income taxed
at the stockholder level               95,277      23%         (532,270)   (39)%      (292,767)     (37)%

Change in the beginning-
of-the year balance of the
valuation allowance for
deferred tax assets
allocated to income tax
expense                                42,562      11%           68,625       5%         19,800       3%
                                     --------     ---         ---------   -----       ---------    ----

                                    $    --        --              --        --            --        --
                                     ========     ===         =========   ======      =========    =====

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities of those entities for which no Subchapter S election is in effect at December 31, 1995 and 1994, are presented as follows:

                                                                                      1995           1994
                                                                                      ----           ----
                Deferred tax assets:

                  Revenue and expenses recognized for financial
                      reporting purposes in a different period than
                      for income tax purposes                                    $    7,646          127,925
                  Net loss carryforward                                             123,341           20,500
                                                                                    -------          -------
                      Total deferred tax assets                                     130,987          148,425

                    Less valuation allowance                                       (130,987)         (88,425)
                                                                                   --------         --------

                      Net deferred tax asset                                           --              60,000

                Deferred tax liabilities                                               --                --
                                                                                    =======           ======

                      Net deferred tax asset                                     $     --             60,000
                                                                                    =======           ======


                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

         The valuation allowance for deferred tax assets as of January 1, 1994 was $19,800. The net change in the valuation allowance for the years ended December 31, 1995 and 1994 is $42,562 and $68,625, respectively. The Company reclassed $60,000 of its deferred tax asset as of December 31, 1995 to current tax receivable upon utilization of its net operating loss.

         At December 31, 1995, the companies not qualifying as S corporations, collectively had a net operating loss carryforward of approximately $486,000 for tax purposes, which expire in 2009.

(13)     COMMITMENTS AND CONTINGENCIES

         (A)      GOVERNMENTAL REGULATION

                  The Company's operations have been and may continue to be affected by various forms of governmental regulation and other actions. It is presently not possible to predict the likelihood of any such actions, the form which such actions may take, or the effect such actions may have on the Company.

         (B)      STOCKHOLDER AGREEMENTS

                  The Company entered into employment agreements and change in control severance agreements with the stockholders during 1994. Such agreements are in effect through April 1, 1999.

(14)     SUBSEQUENT EVENTS

         Effective January 1, 1996, the Company entered into an agreement with First Medical Corporation ("FMC"). All of the outstanding shares of the Company were converted into shares of FMC. In exchange for and in conversion of all of the issued and outstanding shares of the Company, FMC has issued and delivered common shares of FMC to the stockholders of the Company.

         Effective January 2, 1996, the Company acquired an additional one percent interest in SPI Broward from Broward Medical Management ("BMM") for $1.00 and an equal split of the profits of SPI Broward. Effective January 2, 1996, the Company acquired an additional 27.25 percent interest in Broward Managed Care from BMM for $100,000.

         Effective January 1, 1996, the MedExec tax status automatically changed from an S Corporation to a C Corporation as a result of its merger into FMC. See Note 2(f) above.

         On April 4, 1996, the Company sold its investment in HCON for $300,000, resulting in a gain of $40,967.

                         MEDEXEC, INC. AND SUBSIDIARIES;
                           SPI MANAGED CARE, INC.; AND

                  SPI MANAGED CARE OF HILLSBOROUGH COUNTY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

         Effective February 1, 1996, the Company began operations in its Durham center located in Houston, Texas.

         The Company has entered into various employment and management services agreements throughout 1996.

(15)     OTHER MATTERS


         In October, 1996 FMC entered into a merger agreement with The Lehigh Group, Inc. ("Lehigh") whereby upon merger FMC would control approximately 96 percent of the merged company. In connection with the proposed merger, which is subject to stockholder approval of both companies, FMC and Lehigh have been named in a lawsuit. In the opinion of FMC and its legal counsel, such suit will not have a material effect on the financial statements of FMC, if not resolved favorably.

         In June, 1996 FMC entered into a subscription agreement with Generale De Sante International, PLC ("GDS") by which GDS has the right to purchase various percentages of interest in both FMC and its subsidiaries.

                                  EXHIBIT INDEX

EXHIBIT

2.1 Agreement and Plan of Merger, dated as of October 28, 1996, between the Registrant, the Registrant Acquisition Corp. and First Medical Corporation, as amended (incorporated by reference to Exhibit 2.1 to the Registrants Proxy Statement for a Special Meeting of Stockholders to be held July 9, 1997).

3(a) Restated Certificate of Incorporation, By-Laws and Amendments to By-Laws (incorporated by reference to Exhibits A and B to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1970. Exhibits 3 and 1, respectively, to the Registrant's Current Reports on Form 8-K dated September 8, 1972 and May 9, 1973, and Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1980).

3(b) Certificate of Amendment to Restated Certificate of Incorporation dated September 30, 1983 (incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1985).

3(C) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on October 31, 1985 (incorporated by reference to Exhibit 4 (C) to the Registrant's Current Report on Form 8-K dated November 7, 1985).

3(d) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on January 2, 1986 (incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

3(e) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 4, 1986 (incorporated by reference to Exhibit 4 (a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1986).

3(f) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on March 15, 1991 (incorporated by reference to Exhibit 3 (g) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

3(g) Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 27, 1991 (incorporated by reference to Exhibit 3(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

3(h) Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on January 27, 1995 (incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

3(i) Form of Certificate of Designation of the Series A Convertible Preferred Stock.

3(j) Amended and Restated By-Laws of the Registrant, as amended to date (incorporated by reference to Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated July 17, 1996).

4(a) Form of Indenture, dated as of October 15, 1985, among Registrant, NICO, Inc. and J. Henry Schroder Bank & Trust the Registrant, as Trustee, including therein the form of the subordinated debentures to which such Indenture relates (incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated November 7, 1985).

4(b) Amendment to Indenture dated as of March 14, 1991 referenced to in Item 4(b) (1) (incorporated by reference to Exhibit 4(b) (2) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

4(C) Indenture dated as of March 15, 1991 (the "class B Note Indenture") among the Registrant, NICO, the guarantors signatory thereto, and Continental Stock Transfer and Trust the Registrant, as Trustee, pursuant to which the 8% Class B Senior Secured Redeemable Notes due March 15, 1999 of NICO were issued together with the form of such Notes (incorporated by reference to Exhibit 4(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

4(d) First Supplemental Indenture dated as of May 5, 1993 between NICO and Continental Stock Transfer & Trust the Registrant, as trustee under the Class B
Note Indenture (incorporated by reference to Exhibit 4(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

4(e) Form of indenture between the Registrant, NICO and Shawmut Bank, N.A., as Trustee, included therein the form of Senior Subordinated Note due April 15, 1998 (incorporated by reference to Exhibit 4(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-2 dated May 13, 1988).

10(a) Guaranty of LVI Environmental dated as of May 5, 1993 (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

10(b) Indemnification Agreement dated as of May 5, 1993 among LVI Environmental, the Registrant and certain directors and officers of the Registrant (incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

10(C) Assumption Agreement dated as of May 5, 1993 among the Registrant, NICO and LVI Holding for the benefit of holders of certain securities of Hold-Out Notes (as defined therein) (incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

10(d) Exchange Offer and Registration Rights Agreement dated s of March 15, 1991 made by the Registrant in favor of those persons participating in the Registrant's exchange offers (incorporated by reference to Exhibit 10 (j) to the Registrant's Annual Report on Form 10-K/A Amendment #2 for the year ended December 31, 1993).

10(e) Employment Agreement between the Registrant and Salvatore J. Zizza dated August 22, 1994 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(f) Options of Mr. Zizza to purchase an aggregate of 10,250,000 shares of Common Stock of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(g) Registration Rights Agreement dated as of August 22, 1994 between Mr. Zizza and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on form 8-K filed with the Securities and Exchange Commission in September 1994).

10(h) Consulting Agreement dated as of August 22, 1994 between Dominic Bassani and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on form 8-K filed with the Securities and Exchange Commission in September 1994).

10(i) Warrants of Mr. Bassani to purchase an aggregate of 7,750,000 shares of Common Stock of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(j) Registration Rights Agreement dated as of August 22, 1994 between Mr. Bassani and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(k) Form of Registration Rights Agreement dated as of August 22, 1994 among the Registrant and the investors in the Private Placement (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(l) Warrant of Goldis Financial Group, Inc., to purchase an aggregate of 386,250 shares of Common Stock of the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission in September 1994).

10(m) Employment Agreement between the Registrant and Robert A. Bruno dated January 1, 1995 (incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

10(n)  Subordinated  debenture  dated March 28, 1996 between the  Registrant and
Macrocom  Investors,   LLC  (incorporated  by  reference  to  Exhibit  10(n)  to
Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

10(o) Option Letter Agreement, dated October 29, 1996, between Salvatore J. Zizza and First Medical Corporation (incorporated by reference to Exhibit 99.7 to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission in November 1996).

10(p) $100,000 Promissory Note, dated as of October 28, 1996, from First Medical Corporation to Salvatore J. Zizza (incorporated by reference to Exhibit 99.8 to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission in November 1996).

11       Computation of earnings per share

12

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

*23.1     Consent of BDO Seidman, LLP.

*23.2     Consent of KPMG Peat Marwick LLP.

*27       Financial data schedule

-    - - - - - - - - - - - - -
o         Filed herewith.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                    BALANCE AT   ACQUISITION     CHARGED TO        OTHER     BALANCE AT
                                                     BEGINNING        OF          COSTS AND       CHARGES      END OF
DECEMBER 31,        DESCRIPTION                       OF YEAR       LEHIGH        EXPENSES      AND (DED'S)     YEAR
------------------------------------------------------------------------------------------------------------------------


     1997        Allowance for doubtful accounts        $ 50           403             8           570        $1,015

                 Inventory obsolescence reserve         $ --           175            --            93        $  268


     1996        Allowance for doubtful accounts        $ --            --            --            50        $   50


                 Inventory obsolescence reserve         $ --            --            --            --        $    -
