Form 10-Q
period 1998-03-31
FIRST MEDICAL GROUP INC
filed 1998-06-24
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

        For Quarter Ended March 31, 1998.....Commission File Number 1-155

                            FIRST MEDICAL GROUP, INC.

             (Exact name of Registrant as specified in its charter)


Delaware                                                      13-1920670
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


1055 Washington Boulevard, Stamford, CT                                 06901
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (203) 327-0900
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

                                                         YES   /X/        NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at May 6, 1998
       -----                                --------------------------
Common Stock, par value                               9,397,292
     $.001 per share

                        FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.                FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Operations -
           Three Months Ended March 31, 1998 and 1997..........................1

           Consolidated Balance Sheets -
           March 31, 1998 and December 31, 1997................................2

           Consolidated Statement of Changes in
           Shareholder's Equity (Deficit)
           Three Months Ended March 31, 1998 and 1997..........................3

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 and 1997..........................4

           Notes to Consolidated Financial Statements........................5-6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................7-8

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings...................................................9

  Item 3.  Defaults upon Senior Securities.....................................9

  Item 6.  Exhibits and Reports on Form 8-K....................................9

PART 1 - FINANCIAL INFORMATION
FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,

                                           1998                   1997
                                           ----                   ----

Revenue:
  Fee for service and related revenue   $ 2,764,238            $ 2,014,117
                                        -----------            -----------

      Total revenue                       2,764,238             2,014,117

Medical expenses                          2,137,708             1,623,768
                                        -----------            -----------

      Gross profit                          626,530               390,349

Operating expenses:
  Salaries and related benefits             331,820                98,226
  General and administrative                239,998               166,523
  Depreciation and amortization               7,020                31,138
                                        -----------            -----------
      Total operating expenses              578,838               295,887
                                        -----------            -----------

Operating income                             47,692                94,462

  Impairment loss on intangible assets   (2,014,169)                    -

Interest expense, net                       (68,628)              (14,300)
                                        -----------            -----------
(Loss) income before taxes and
   discontinued operations               (2,035,105)               80,162

Provision for income taxes                  162,094                45,000
                                        -----------            -----------
Net (loss) income before
   discontinued operations               (2,197,199)               35,162

Discontinued operations:
     (Loss) income from discontinued
        operations                       (1,001,987)               57,178
     Loss on sale of discontinued
        operation                          (590,953)                    -
                                        ------------           -----------
Total (loss) income from discontinued
        operations                       (1,592,940)               57,178
                                        ------------           -----------

     Net (loss) income                  $(3,790,139)             $ 92,340
                                        ============           ===========

(Loss) earnings per share before
   discontinued operations              $     (0.23)             $      -
(Loss) earnings per share from
   discontinued operations              $     (0.17)             $   0.01
(Loss) earnings  per share              $     (0.40)             $   0.01
                                        ============           ===========

Weighted average number of common
    shares outstanding                    9,397,292             9,021,400
                                        ============           ===========



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                   MARCH 31,             DECEMBER 31,
                                                                      1998                  1997
                                                                      ----                  ----
                                          ASSETS

Current assets:

  Cash and cash equivalents                                       $  570,087             $1,421,250
  Other receivables                                                  206,069                 98,332
  Due from related parties                                         1,231,845              1,139,760
  Inventories                                                         10,629                      -
  Prepaid expenses and other current assets                           39,290                 50,406
                                                                  ----------             ----------

     Total current assets                                          2,057,920              2,709,748

Property and equipment, net                                          162,126                170,281
Intangible assets,net                                                      -              2,014,169
Other assets                                                         242,136                248,386
                                                                  ----------             ----------
     Total                                                        $2,462,182             $5,142,584
                                                                  ==========             ==========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                $  282,952               $278,497
  Accrued expenses                                                 1,143,594              1,164,093
  Corporate deposits                                                 645,198                731,372
  Loans payable to banks                                           3,252,000              3,217,812
  Net liabilities pertaining to discontinued operations            1,982,298                804,531
                                                                  -----------            ----------
     Total current liabilities                                     7,306,042              6,196,305

Commitments and contingencies


Shareholders' deficit:

  Capital stock, par value $.001; authorized shares 100,000,000         9,397                 9,397
  Additional paid in capital                                        8,083,488             8,083,488
  Retained deficit                                                (12,936,745)           (9,146,606)
                                                                   ----------            ----------
     Total shareholders' deficit                                   (4,843,860)           (1,053,721)
                                                                   ----------            ----------

                                                                   ----------            ----------
     Total                                                         $2,462,182            $5,142,584
                                                                   ==========            ==========


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES OF SHAREHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)


                                                    ADDITIONAL             RETAINED                TOTAL
                                 COMMON              PAID-IN               EARNINGS             SHAREHOLDERS'
                                 STOCK               CAPITAL               (DEFICIT)            (DEFICIT)EQUITY
                                 ------              -------               ---------            ---------------

Balance, January 1, 1997           $100               $379,685               $323,712              $703,497

Net income                            -                      -                 92,340                92,340
                                -------            -----------           --------------        -------------

Balance, March 31, 1997            $100               $379,685               $416,052              $795,837
                                =======            ===========           ==============        =============



Balance, January 1, 1998         $9,397             $8,083,488            $ (9,146,606)         $ (1,053,721)

Net loss                              -                      -              (3,790,139)           (3,790,139)
                                -------            -----------           --------------        -------------

Balance, March 31, 1998          $9,397             $8,083,488            $ (12,936,745)        $ (4,843,860)
                                =======            ===========           ===============       ==============



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
        (UNAUDITED)


                                                            1998                   1997
                                                            ----                   ----

Net (loss) income                                      $ (3,790,139)          $   92,340

Add:  Depreciation and amortization                           7,020               31,138

         Loss on impairment of intangibles                2,014,169                    -

         Proceeds from loan payable to banks                 34,188            1,189,733

         Increase in net liabilities relating
             to discontinued operations                   1,177,767                    -

Less: Investment in Lehigh                                        -             (839,733)

         Other changes in assets and liabilities           (294,168)            (486,313)
                                                         -----------          -----------

Decrease in cash and cash equivalents                      (851,163)             (12,835)
Cash and cash equivalents, beginning of the year          1,421,250                63,014
                                                         -----------          -----------
Cash and cash equivalents, end of the period             $  570,087           $    50,179
                                                         ===========          ===========



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The financial information for the three months ended March 31, 1998 and 1997 is unaudited. The balance sheet as of December 31, 1997 and the income statement for the three months ended March 31, 1997 has been reclassified to reflect the managed care and HallMark Electrical Supplies Corp. ("HallMark") operations as discontinued operations. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in First Medical Group, Inc.'s ("the Company") December 31, 1997 Report on Form-10K.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Earnings (loss) per common share is calculated by dividing net income (loss) by weighted average number of common shares and share equivalents outstanding. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive.

2.      DISCONTINUED OPERATIONS

On April 14 and 15, 1998 the Company through certain of its wholly owned subsidiaries completed the sale of its Florida managed care operations. The total sales price was approximately $6.75 million for certain assets of the Company. The Company is also divesting its Texas and Mid-West managed care operation. As a result of these transactions, the Company has reflected its managed care operation as discontinued operations for financial statement purposes.

On April 17, 1998, the Company sold HallMark which was a wholly owned subsidiary of the Company to a certain member of management of the Company and certain members of management of HallMark for a total sales price of $1.9 million. The purchase price of $1.9 million represented a cash payment of $750,000 and the assumption of $1.15 million of liabilities and a covenant not to compete by the member of the management of the Company.

CONDENSED FINANCIAL STATEMENTS-DISCONTINUED OPERATIONS
(IN THOUSANDS):


CONDENSED INCOME STATEMENTS

                              MANAGED CARE           HALLMARK                TOTAL
                              ------------           --------                -----

Revenues                      $  15,442               $ 4,090             $ 19,532

Medical Cost/Cost
        of Sales                 14,978                 2,850               17,828
                                 ------                 -----               ------

Gross Profit                        464                 1,240                1,704

Income (loss) from
discontinued operations       $  (1,061)              $    59             $  (1002)


CONDENSED BALANCE SHEETS

                              MANAGED CARE            HALLMARK               TOTAL
                              ------------            --------               -----

Current assets                $ 10,355                $  8,901            $19,256
Other assets                     3,228                     139              3,367
                                 -----              ----------              -----
  Total                         13,583                   9,040             22,623

Current liabilities             15,914                   3,015             18,929
Other liabilities                  443                   5,233              5,676
                                ------              ----------            -------

Net liabilities pertaining
to discontinued operations    $ (2,774)               $    792            $(1,982)


3.      SUPPLEMENTARY SCHEDULE

                                         1998           1997
                                              (IN THOUSANDS)

 Cash paid during the three months for:
 Interest                                $  69         $ 27
 Income taxes                              162            -

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

 RESULTS OF OPERATIONS
 FIRST QUARTER OF 1998 IN COMPARISON
 WITH FIRST QUARTER OF 1997

       REVENUE. Total revenue of the Company for the three months ended March 31, 1998 and 1997 was $2.8 million and $2.0 million, respectively, an increase of 40%, due mainly to the opening of two new clinics in Eastern Europe as well as increased patient visits in existing facilities.

       MEDICAL EXPENSE. Medical expense for the three months ended March 31, 1998 and 1997 was $2.1 million and $1.6 million, respectively. Medical expense as a percentage of revenue, was 77% and 81% for the three months ended March 31, 1998 and 1997, respectively.

       OPERATING EXPENSES. Operating expenses for the Company were $2,593,000 during the three months ended March 31, 1998 as compared to $296,000 in 1997. Operating expenses in 1998 includes a loss on the impairment of intangibles of $2,014,000. Operating expenses for the three months ended March 31, 1998, excluding the loss on impairment of intangibles was $579,000 or 21% of revenue as compared to 15% in 1997.

       LOSS/INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for the three months ended March 31,1998 was $1.6 million as compared to income of $57,000 for the first three months ended March 31, 1997.

       NET (LOSS) INCOME. Net loss for the three months ended March 31, 1998 was $3,790,000 as compared to net income of $ 92,000 in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1998, the Company had cash of $570,000 as compared to $1.4 million at December 31, 1997.

       As of March 31, 1998, the Company had a credit facility of $2.5 million bearing interest at 1/2% above prime, of which $500,000 is guaranteed by certain current and former members of the Company. At March 31, 1998, the Company had drawn down $2.325 million on this facility. The expiration date for the $2.5 million is July 31, 1998. The Company also borrowed an additional $537,000 to purchase Lehigh stock in connection with the merger. The expiration date for the $537,000 facility is October, 1998. Proceeds from the sale of the managed care operation in April, 1998 were used to repay these facilities.

       The Company is in default in the payment of interest (approximately $829,000 interest was past due as of March 31, 1998) on the $390,000 aggregate principal amount of its 13 1/2% Senior Subordinated Notes due May 15, 1998 ("13 1/2% Notes") and 14 7/8% Subordinated Debentures due October 15, 1995 ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception oF certain of the 14 7/8% Debentures, which were retired during 1996).

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company continues to be in default in the payment of interest (approximately $829,000.00 interest is past due as of March 31, 1998) on $390,000 principal amount of 13 1/2% Notes and 14 7/8% Debentures.

ITEM 5.  OTHER INFORMATION

As reported on a Form 8-K filed on April 29, 1998, on April 14 and 15, 1998 First Medical Group Inc., through certain of its wholly owned subsidiaries completed the sale of its Florida operations which amounted to the sale of all of the assets of its nine outpatient centers and its management agreements for the South Florida multi-specialty practices. The total sales price determined through arms - length negotiations, was approximately $6.75 million, the proceeds of which were used to pay off an existing loan with First Union Bank in the amount of $2,827,812, money owed to Humana Inc., in the sum of $1,227,045 and various accounts payable and other accrued liabilities in the amount of $1,483,541. The balance of the proceeds will be used for general working capital requirements.

On April 17, 1998 First Medical Group, Inc., ("FMG") sold HallMark Electrical Supplies Corp., ("HallMark") which was a wholly owned subsidiary of FMG to Salvatore J. Zizza and the existing management of HallMark for a total sales price of $1,900,000.00. The purchase price of $1,900,000.00 represented a cash payment of $750,000.00 and the assumption of $1,150,000.00 worth of debt and Mr. Zizza's agreement not to compete.

Simultaneously with the sale of HallMark, Mr. Zizza resigned as Executive Vice President, Chief Financial Officer and Treasurer of FMG and its subsidiaries. Mr. Zizza continues to serve as a director of FMG.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K was filed on April 29, 1998 (see item 5).

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST MEDICAL GROUP, INC.



                                           By: /s/ Dennis A. Sokol
                                               -----------------------
                                               Dennis A. Sokol
                                               Chief Executive Officer
                                               and President

Dated:  June 19, 1998