Form 10-Q
period 1998-06-30
FIRST MEDICAL GROUP INC
filed 1998-08-25
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For Quarter Ended June 30, 1998.....Commission File Number 1-155

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

                                                         YES   /X/        NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                 Outstanding at August 14, 1998
-----------------                          ------------------------------

Common Stock, par value                              9,567,292

                   FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.                     FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Statements of Operations -
                 Six Months Ended June 30, 1998 and 1997.......................1

                 Consolidated Balance Sheets -
                 June 30, 1998 and December 31, .1997..........................2

                 Consolidated Statement of Changes in
                 Shareholder's Equity (Deficit)
                 Six Months Ended June 30, 1998 and 1997.......................3

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1998 and 1997.......................4

                 Notes to Consolidated Financial Statements..................5-7

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............8-9


PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.......................................... .10

  Item 3.        Defaults upon Senior Securities......................... ....10

  Item 5.        Other Information.........................................10-11

  Item 6.        Exhibits and Reports on Form 8-K.............................11

PART 1 - FINANCIAL INFORMATION
FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30                            JUNE 30
                                                                   -------                            -------
                                                             1998          1997               1998              1997
                                                             ----          ----               ----              ----

Revenue:
  Fee for service and related revenue                    $ 2,700,745     $2,408,585      $  5,464,983       $ 4,422,702

      Total revenue                                        2,700,745     $2,408,585      $  5,464,983         4,422,702

Medical expenses                                           2,507,941      1,845,000         4,645,649         3,468,768
                                                         -----------     ----------      ------------       -----------

          Gross profit                                       192,804        563,585           819,334           953,934

Operating expenses:

  Salaries and related benefits                               74,346        329,198           406,166           427,424
  General and administrative                                 289,808        283,174           529,806           449,697
  Depreciation and amortization                                8,241         63,840            15,261            94,978
                                                         -----------     ----------      ------------       -----------
      Total operating expenses                               372,395        676,212           951,233           972,099

Operating income (loss)                                     (179,591)      (112,627)         (131,899)          (18,165)

Impairment loss on intangible assets                            --             --          (2,014,168)             --
Interest income (expense),net                                 16,550        (50,651)          (52,078)          (64,951)
                                                         -----------     ----------      ------------       -----------

(Loss) before taxes, write-off of debentures and            (163,041)      (163,278)       (2,198,145)          (83,116)
             discontinued operations

Provision for income taxes                                   164,659        (45,000)          326,753              --
                                                         -----------     ----------      ------------       -----------

Net (loss) before discontinued operations and               (327,700)      (118,278)       (2,524,898)          (83,116)
             write-off of debentures

Write-off of debentures and accrued interest               1,218,537           --           1,218,537              --

Discontinued operations:
     (Loss) from discontinued operations                    (980,251)    (2,244,610)       (1,982,238)       (2,187,432)
      Gain on sale of discontinued operations              4,260,344           --           3,669,391              --
                                                         -----------     ----------      ------------       -----------
Total income (loss) from discontinued operations           3,280,093     (2,244,610)        1,687,153        (2,187,432)

     Net income (loss)                                   $ 4,170,930    $(2,362,888)      $   380,792       $(2,270,548)

(Loss)  per share before write-off                       $     (0.03)   $     (0.01)      $     (0.27)      $     (0.01)
         and discontinued operations
Earnings (loss) per share from  write-off                $      0.47    $     (0.25)      $      0.31       $     (0.24)
        and discontinued operations
Earnings (loss)  per share                               $      0.44    $    (0.26)       $     0.04        $     (0.25)

Weighted average number of common shares
    outstanding                                            9,448,292      9,021,400         9,422,651         9,021,400


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                              JUNE 30,                DECEMBER 31,
              ASSETS                                            1998                     1997
              ------                                            ----                     ----

Current assets:
  Cash and cash equivalents                                 $  1,981,820              $ 1,421,250
  Other receivables                                              204,090                   98,332
  Due from related parties                                     1,171,749                1,139,760
  Inventories                                                     11,515                      -
  Prepaid expenses and other current assets                       60,064                   50,406
                                                            ------------              -----------

     Total current assets                                      3,429,238                2,709,748

Property and equipment, net                                      163,870                  170,281
Intangible assets,net                                                  -                2,014,169
Other assets                                                     250,648                  248,386
                                                            ------------              -----------
     Total                                                   $ 3,843,756              $ 5,142,584

    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                               311,877                  278,497
  Accrued expenses                                               854,271                1,164,093
  Corporate deposits                                             596,383                  731,372
  Loans payable to banks                                               -                3,217,812
  Net liabilities pertaining to discontinued operations        2,584,154                  804,531
                                                            ------------              -----------

     Total current liabilities                                 4,346,685                6,196,305

Commitments and contingencies

Shareholders' deficit:
  Capital stock, par value $.001; authorized shares                9,567                    9,397
       100,000,000
  Additional paid in capital                                   8,253,318                8,083,488
  Retained deficit                                            (8,765,814)              (9,146,606)
                                                            ------------              -----------

     Total shareholders' deficit                                (502,929)              (1,053,721)
                                                            ------------              -----------

     Total                                                   $ 3,843,756              $ 5,142,584



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES OF SHAREHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

                                                                 ADDITIONAL             RETAINED              TOTAL
                                             COMMON               PAID-IN               EARNINGS          SHAREHOLDERS'
                                              STOCK               CAPITAL              (DEFICIT)         (DEFICIT)EQUITY

Balance, January 1, 1997                   $       100          $   379,685          $   323,712           $   703,497


Net loss                                          --                   --             (2,270,550)           (2,270,550)
                                           -----------          -----------          -----------           -----------

Balance, June 30, 1997                     $       100          $   379,685          $(1,946,838)          $(1,567,053)







Balance, January 1, 1998                   $     9,397          $ 8,083,488          $(9,146,606)          $(1,053,721)


Issuance of 170,000 shares                         170              169,830              170,000

Net income                                        --                   --                380,792               380,792
                                           -----------          -----------          -----------           -----------

Balance, June 30, 1998                     $     9,567          $ 8,253,318          $(8,765,814)          $  (502,929)


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

                                                           1998            1997
                                                           ----            ----


Net income (loss)                                     $   380,792   $(2,270,548)

Add:  Depreciation and amortization                        15,261        94,978

         Loss on impairment of intangibles              2,014,169          --

         Proceeds of loan payable to banks                   --       1,700,552


         Issuance of common stock                         170,000          --

         Increase in net liabilities relating

             to discontinued operations                 1,779,623     2,332,341

Less: Investment in Lehigh                                   --        (818,651)

         Repayment of loan payable to banks            (3,217,812)         --

         Other changes in assets and liabilities         (581,463)     (546,929)
                                                      -----------   -----------

Increase in cash and cash equivalents                     560,570       491,743
Cash and cash equivalents, beginning of the year        1,421,250       124,314
                                                      -----------   -----------
Cash and cash equivalents, end of the period          $ 1,981,820   $   616,057


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The financial information for the three months and six months ended June 30, 1998 and 1997 is unaudited. The balance sheet as of December 31, 1997 and the income statement for the three months and six months ended June 30, 1997 has been reclassified to reflect the managed care and HallMark Electrical Supplies Corp. ("HallMark") operations as discontinued operations. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

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

The results of operations for the three month and six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Earnings (loss) per common share is calculated by dividing net income (loss) by weighted average number of common shares and share equivalents outstanding. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive.

2.       DISCONTINUED OPERATIONS

On April 14 and 15, 1998 the Company through certain of its wholly owned subsidiaries completed the sale of its Florida managed care operations. The total sales price was approximately $6.75 million for certain assets of the Company. The Company is also divesting its Texas and Mid-West managed care operation. It is anticipated that these operations will be sold in July, 1998. As a result of these transactions, the Company has reflected its managed care operation as discontinued operations for financial statement purposes.

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

As a result of these transactions, the Company recorded a gain on the sale of approximately $ 4.3 million and is reflected in the results of operations for the three months ended June 30, 1998.

On July 8, 1998, the Company through its wholly-owned subsidiary, First Medical Corporation, Inc. sold all of the assets of its Indiana operations and its contracts with Humana Health Plan, Inc. ("Humana") to provide managed care to MCO, LLC. The total sales price was $727,378. The proceeds of the sale were used to pay off the existing loan with Devon Bank in the amount of $377,378 and $350,000 was applied to amounts owed to Humana.

On July 16, 1998, First Medical Corporation-Texas Division, sold its assets to Durham Physicians Group, P.A. for $90,000 to be paid in 36 equal installments beginning July 1, 1999, bearing 8% interest per annum compounded annually. First Medical Corporation-Texas Division and Durham Physicians Group, P.A. also terminated their Full Service Management Agreement.

CONDENSED FINANCIAL STATEMENTS-DISCONTINUED OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

(IN THOUSANDS):

CONDENSED INCOME STATEMENTS

                           MANAGED CARE           HALLMARK              TOTAL

Revenues                    $   15,514            $ 4,090             $ 19,604

Medical Cost/Cost
         of Sales               15,289              2,850              18,139
                                ------              -----              ------

Gross Profit                       225             1,240                1,465

Income (loss) from
  discontinued operations    $   (2085)              $   103          $ (1982)


CONDENSED BALANCE SHEET

                                         MANAGED CARE

Current assets                           $    10,403
Other assets                                     327
                                                 ---
Total                                         10,730

Current liabilities                           13,314

Net liabilities pertaining

to discontinued operations                  $ (2,584)

3.       WRITE-OFF OF DEBENTURES AND ACCRUED INTEREST

During the three months ended June 30, 1998, the Company elected to record the write-off of the 13 1/2% Senior Subordinated Debenture notes and 14 7/8% Subordinated Debentures aggregating $390,000 and the related accrued interest payable of $ 828,537. These notes were not surrendered to the Company in connection with the The Lehigh Group Inc. financial restructuring that was consummated in 1991. Included in the operating results of the Company for the three months ended June 30, 1998, is income amounting to $ 1,218,537 relating to the write-off of these debentures and accrued interest payable.

4.       SUPPLEMENTARY SCHEDULE

                                                  1998            1997
                                                      (IN THOUSANDS)

 Cash paid during the six months ended
 June 30, for:
  Interest                                       $  52           $ 65
  Income taxes                                     327              -

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION

  RESULTS OF OPERATIONS
  SECOND QUARTER OF 1998 IN COMPARISION
  WITH SECOND QUARTER OF 1997

         REVENUE.        Total revenue of the Company for the three months ended
  June 30, 1998 and 1997 was $2.7 million and $2.4 million, respectively, an increase of 13%, due mainly to the opening of two new clinics in Eastern Europe as well as increased patient visits in existing facilities.

         MEDICAL EXPENSE. Medical expense for the three months ended June 30, 1998 and 1997 was $2.5 million and $1.8 million, respectively. Medical expense as a percentage of revenue, was 93% and 75% for the three months ended June 31, 1998 and 1997, respectively.

         OPERATING EXPENSES. Operating expenses for the Company were $ 372,000 during the three months ended June 30, 1998 as compared to $676,000 in 1997. Operating expenses as a percent of revenue were 14% and 28%, respectively, in 1998 and 1997.

         WRITE-OFF OF DEBENTURES AND ACCRUED INTEREST PAYABLE. The write-off of debentures and accrued interest payable during the three months ended June 30, 1998 was $ 1,218, 537.

         LOSS/INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for the three months ended June 30, 1998 was $.980 million as compared to a loss of $2.2 million for the first three months ended June 30, 1997. The gain on sale of discontinued operations during the three months ended June 30, 1998 was $ 4.3 million.

         NET INCOME (LOSS). Net income for the three months ended June 30, 1998 was $ 4,171,000 as compared to net loss of $ 2,362,000 in the second quarter of 1997.

  RESULTS OF OPERATIONS
  FIRST HALF OF 1998 IN COMPARISION
  WITH FIRST HALF OF 1997

          REVENUE.       Total revenue of the Company for the six months ended
  June 30, 1998 and 1997 was $ 5.5 million and $ 4.4 million, respectively, an increase of 25%, due mainly to the opening of two new clinics in Eastern Europe as well as increased patient visits in existing facilities.

         MEDICAL EXPENSE. Medical expense for the six months ended June 30, 1998 and 1997 was $ 4.6 million and $3.5 million, respectively. Medical expense as a percentage of revenue, was 84% and 80% for the six months ended June 31, 1998 and 1997, respectively.

                  OPERATING EXPENSES. Operating expenses for the Company were $ 951,000 during the six months ended June 30, 1998 as compared to $ 972,000 in 1997. Operating expenses as a percent of revenue were 17% and 22%, respectively, in 1998 and 1997.

                 IMPAIRMENT LOSS ON INTANGIBLE ASSETS. The Company recorded a loss on impairment of intangible assets during the six months ended June 30, 1998 of $ 2,014,168.

                 WRITE-OFF OF DEBENTURES AND ACCRUED INTEREST PAYABLE. The write-off of debentures and accrued interest payable during the six months ended June 30, 1998 was $ 1,218, 537.

                 LOSS/INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for the six months ended June 30, 1998 was $ 2.0 million as compared to a loss of $2.2 million for the six months ended June 30, 1997. The gain on sale of discontinued operations during the six months ended June 30, 1998 was $ 4.3 million.

                 NET INCOME (LOSS). Net income for the six months ended June 30, 1998 was $ 381,000 as compared to net loss of $ 2,070,000 in the six months ended June 30, 1997.



LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had cash of $ 1,981,000 as compared to $ 1,421,000 at December 31, 1997.

         As of December 31, 1997, the Company had a credit facility of $2.5 million bearing interest at 1/2% above prime, of which $500,000 is guaranteed by certain current and former members of the Company. The Company also borrowed an additional $537,000 to purchase Lehigh stock in connection with the merger. Proceeds from the sale of the managed care operation in April, 1998 were used to repay these facilities.

                                PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company continues to be in default in the payment of interest (approximately $829,000.00 interest is past due as of June 30, 1998) on $390,000 principal amount of 13-1/2% Notes and 14-7/8% Debentures.

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

It On July 8, 1998, First Medical Group, Inc. through its wholly-owned subsidiary, First Medical Corporation, sold all of the assets of its Indiana operations and its contracts with Humana Health Plan, Inc. to provide managed care to MCO, LLC. The total sales price was $727,378.00. The proceeds of sale were used to pay off an existing loan with Devon Bank in the amount of $377,378 and $350,000 was applied to money owed to Humana Health Plans, Inc.

On July 16, 1998, First Medical Corporation - Texas Division, sold its assets to Durham Physicians Group, P.A. for $90,000 to be paid in 36 equal monthly installments beginning July 1, 1999, bearing 8% interest per annum compounded annually. First Medical Corporation - Texas Division and Durham Physicians Group, P.A. also terminated their Full Service Management Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K was filed on April 29, 1998 (see item 5).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST MEDICAL GROUP, INC.


                                             By:  /s/Dennis A. Sokol
                                                  ---------------------
                                                     President

Dated  August 18, 1998