Form 10-Q
period 1998-09-30
FIRST MEDICAL GROUP INC
filed 1998-11-20
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended September 30, 1998.....Commission File Number 1-155

                            FIRST MEDICAL GROUP, INC.

             (Exact name of Registrant as specified in its charter)

          Delaware                                              13-1920670
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

1055 Washington Boulevard, Stamford, CT                                 06901
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code               (203)327-0900
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

                                                       YES   X        NO
                                                          --------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding At November 11,1998
--------------------------------------------------------------------------------
Common Stock, par value                              9,567,292

                   FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.          FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations -
            Nine Months Ended September 30, 1998 and 1997..................1

            Consolidated Balance Sheets -

            September  30, 1998 and December 31, .1997.....................2

            Consolidated Statement of Changes in
            Shareholder's Equity (Deficit)-

            Nine Months Ended September  30, 1998 and 1997.................3

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September  30, 1998 and 1997.................4

            Notes to Consolidated Financial Statements...................5-7

Item 2.     Management's Discussion and Analysis of

            Financial Condition and Results of Operations...............8-10

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings.............................................11

  Item 3.   Defaults upon Senior Securities...............................11

  Item 5.   Other Information..........................................11-12

  Item 6.   Exhibits and Reports on Form 8-K..............................12

PART 1 - FINANCIAL INFORMATION
FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                                 1998         1997            1998         1997
                                                                                 ----         ----            ----         ----
Revenue:
  Fee for service and related revenue                                         $ 2,788,794   $ 2,304,082   $ 8,253,777   $ 6,726,784
                                                                              -----------   -----------   -----------   -----------
      Total revenue                                                             2,788,794     2,304,082     8,253,777     6,726,784
Medical expenses                                                                2,384,466     1,953,786     7,030,115     5,422,554
                                                                              -----------   -----------   -----------   -----------
          Income from operations                                                  404,328       350,296     1,223,662     1,304,230
Operating expenses:
  Salaries and related benefits                                                   143,827        72,564       549,993       499,988
  General and administrative                                                      248,137       141,773       777,943       591,470
  Depreciation and amortization                                                   136,762        97,603       152,023       192,581
                                                                              -----------   -----------   -----------   -----------
      Total operating expenses                                                    528,726       311,940     1,479,959     1,284,039
Operating income (loss)                                                          (124,398)       38,356      (256,297)       20,191
Impairment loss on intangible assets                                                 --            --      (2,014,168)         --
Interest income (expense),net                                                      15,129       (67,150)      (36,949)     (132,101)
                                                                              -----------   -----------   -----------   -----------
(Loss) before taxes, write-off of debentures and discontinued                    (109,269)      (28,794)   (2,307,414)     (111,910)
              operations
Provision for income taxes                                                         60,498          --         387,251          --
                                                                              -----------   -----------   -----------   -----------
Net (loss) before discontinued operations and write-off of                       (169,767)      (28,794)   (2,694,665)     (111,910)
              debentures
Write-off of debentures and accrued interest                                         --            --       1,218,537          --

Discontinued operations:

     (Loss) from discontinued operations                                             (626)       30,736    (1,982,864)   (2,156,696)
      Gain on sale of discontinued operations                                     976,488          --       4,645,879          --
                                                                              -----------   -----------   -----------   -----------
Total income (loss) from discontinued operations                                  975,862        30,736     2,663,015    (2,156,696)
     Net income (loss)                                                        $   806,095   $     1,942   $ 1,186,887   $(2,268,606)
(Loss)  per share before write-off and discontinued operations                $     (0.02)  $     (0.00)  $     (0.28)  $     (0.01)
Earnings (loss) per share from  write-off and discontinued operations         $      0.10   $      0.00   $      0.41   $     (0.24)
Earnings (loss)  per share                                                    $      0.08   $      0.00   $      0.13   $     (0.25)
Weighted average number of common shares
    outstanding                                                                 9,567,292     9,360,520     9,454,581     9,135,682


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,           DECEMBER 31,
               ASSETS                                                           1998                   1997
               ------                                                           ----                   ----

Current assets:

  Cash and cash equivalents                                                  $ 1,089,136            $ 1,421,250
  Other receivables                                                              751,962                 98,332
  Due from related parties                                                          --                1,139,760
  Inventories                                                                    129,259                   --
  Prepaid expenses and other current assets                                      141,480                 50,406
                                                                             -----------            -----------

     Total current assets                                                      2,111,837              2,709,748


Property and equipment, net                                                      583,056                170,281
Intangible assets,net                                                            805,703              2,014,169
Other assets                                                                     463,617                248,386
                                                                             -----------            -----------
     Total                                                                   $ 3,964,213            $ 5,142,584

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Accounts payable                                                               737,825                278,497
  Accrued expenses                                                               826,185              1,164,093
  Corporate deposits                                                             652,261                731,372
  Loans payable to banks                                                            --                3,217,812
  Net liabilities pertaining to discontinued operations                        1,444,776                804,531
                                                                             -----------            -----------
     Total current liabilities                                                 3,661,047              6,196,305

Commitments and contingencies

Shareholders' equity (deficit):

  Capital stock,par value $.001;authorized shares 100,000,000                      9,567                  9,397
  Additional paid in capital                                                   8,253,318              8,083,488
  Retained deficit                                                            (7,959,719)            (9,146,606)
                                                                             -----------            -----------
     Total shareholders' equity (deficit)                                        303,166             (1,053,721)
                                                                             -----------            -----------

     Total                                                                   $ 3,964,213            $ 5,142,584


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES OF SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                                             ADDITIONAL         RETAINED             TOTAL
                                                            COMMON            PAID-IN           EARNINGS         SHAREHOLDERS'
                                                            STOCK             CAPITAL           (DEFICIT)            EQUITY
                                                            -----             -------           ---------            ------

Balance, January 1, 1997                               $       100        $   379,685        $   323,712         $   703,497

Issuance of stock to FMG shareheolders                      23,247          2,255,911                              2,279,158

Capital contribution to FMG                                                 5,000,000                              5,000,000

Capital contribution to FMG subsidiary                                        164,954                                164,954

Net loss                                                      --                 --           (2,268,606)         (2,268,606)
                                                       -----------        -----------        -----------         -----------

Balance, September 30, 1997                            $    23,347        $ 7,800,550        $(1,944,894)        $ 5,879,003


Balance, January 1, 1998                               $     9,397        $ 8,083,488        $(9,146,606)        $(1,053,721)

Issuance of 170,000 shares                                     170            169,830                                170,000

Net income                                                    --                 --            1,186,887           1,186,887
                                                       -----------        -----------        -----------         -----------

Balance, September 30, 1998                            $     9,567        $ 8,253,318        $(7,959,719)        $   303,166

See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                            1998                  1997
                                                            ----                  ----

Net income (loss)                                        $ 1,186,887          $ (2,268,606)

Add:  Depreciation and amortization                          152,023               192,581

         Loss on impairment of intangibles                 2,014,169                     -

         Proceeds of loan payable to banks                         -             2,489,733

         Issuance of common stock                            170,000             2,279,158

         Capital contribution to FMG and subsidiary                -             5,164,954

         Increase (decrease) in net liabilities relating
             to discontinued operations                      640,245               (22,073)

Less: Net assets acquired in AMC CIS, exclusive of cash     (363,549)                    -

         Increase in intangible assets                      (848,108)           (4,673,594)

         Repayment of loan payable to banks               (3,217,812)                    -

         Other changes in assets and liabilities             (65,969)             (189,370)
                                                             --------             ---------
Increase (decrease) in cash and cash equivalents            (332,114)            2,972,783
Cash and cash equivalents, beginning of the year           1,421,250               124,314
                                                           ----------              -------

Cash and cash equivalents, end of the period             $ 1,089,136           $ 3,097,097

See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The financial information for the three months and nine months ended September 30, 1998 and 1997 is unaudited. The balance sheet as of December 31, 1997 and the income statement for the three months and nine months ended September 30, 1997 has been reclassified to reflect the managed care and HallMark Electrical Supplies Corp. ("HallMark") operations as discontinued operations. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

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

The results of operations for the three month and nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Earnings (loss) per common share is calculated by dividing net income (loss) by weighted average number of common shares and share equivalents outstanding. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive.

2.       DISCONTINUED OPERATIONS

On April 14 and 15, 1998 the Company through certain of its wholly-owned subsidiaries completed the sale of its Florida managed care operations. The total sales price was approximately $6.75 million for certain assets of the Company.

On April 17, 1998, the Company sold HallMark which was a wholly-owned subsidiary of the Company to a certain member of management of the Company and certain members of management of HallMark for a total sales price of $1.9 million. The purchase price of $1.9 million represented a cash payment of $750,000 and the assumption of $1.15 million of liabilities and a covenant not to compete by the member of the management of the Company.

On July 8, 1998 the Company through its wholly-owned subsidiary, First Medical Corporation, Inc. sold all of its Indiana operations and its contract with Humana Health Plan, Inc. ("Humana") to provide managed care to MCO, LLC. The total sales price was $ 727,378. The proceeds of the sale were used to pay off the existing loan with Devon Bank in the amount of $377,378 and $350,000 was applied to amounts owed to Humana.

On July 16, 1998, First Medical Corporation-Texas Division sold its assets to Durham Physicians Group for $90,000 and the assumption of certain liabilities. The note is to be paid in 36 equal installments beginning July 1, 1999, bearing interest per annum compounded annually. First Medical Corporation-Texas Division and Durham Physicians Group, P.A. also terminated their Full Service Management Agreement.

As a result of these transactions, the Company recorded a gain on these sales of approximately $ 976,000 and is reflected in the consolidated statement of operations for the three months ended September 30, 1998.

CONDENSED FINANCIAL STATEMENTS-DISCONTINUED OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(IN THOUSANDS):

CONDENSED INCOME STATEMENTS

                                          MANAGED CARE    HALLMARK      TOTAL
                                          ------------    --------      -----

Revenues                                    $ 15,514      $  4,090     $ 19,604

Medical Cost/Cost
          of Sales                            15,289         2,850       18,139
                                            --------      --------     --------

Income from operations                           225         1,240        1,465

Income (loss) from
  discontinued operations                  $   (2086)     $    103      $ (1983)


CONDENSED BALANCE SHEET

                                              MANAGED CARE
                                              ------------

Current assets                                $      5,584


Current liabilities                                  7,029
                                              ------------
Net liabilities pertaining

to discontinued operations                    $     (1,445)

3.       WRITE-OFF OF DEBENTURES AND ACCRUED INTEREST

During the nine months ended September 30, 1998, the Company elected to record the write-off of the 13 1/2% Senior Subordinated Debenture notes and 14 7/8% Subordinated Debentures aggregating $390,000 and the related accrued interest payable of $ 828,537. These notes were not surrendered to the Company in connection with The Lehigh Group Inc. financial restructuring that was consummated in 1991. Included in the Company's consolidated statement of operations for the nine months ended September 30, 1998, is income amounting to $ 1,218,537 relating to the write-off of these debentures and accrued interest payable.

4.       REORGANIZATION AGREEMENT-AMC CIS

Pursuant to a reorganization agreement, effective July 1, 1998, the American Medical Clinics Management Company, Ltd., a wholly-owned subsidiary of First Medical Group International, Ltd., which in turn is a wholly-owned subsidiary of the Company, acquired the stock of American Medical Clinics Moscow, Inc. and American Medical Center- St. Petersburg Ltd. ("AMC CIS"). The transaction was accounted for under the purchase method of accounting. The total purchase consideration was approximately $1.3 million and is comprised of the forgiveness of indebtedness of that amount to American Medical Clinics Management Company, Inc. ("AMCMC"), a wholly-owned subsidiary of the Company, by AMC CIS. The excess of this amount over the fair value of net assets of AMC CIS amounted to $ 848,000 and is amortized on a straight-line basis over the expected periods to be benefited, 5 years. Prior to the reorganization agreement, AMCMC had a management service agreement with AMC CIS whereby AMC CIS would provide medical services to AMCMC customers. The operating results of AMC CIS is reflected in the consolidated statement of operations for the three months ended September 30, 1998.

5.          SUPPLEMENTARY SCHEDULE

                                             1998            1997
                                                (IN THOUSANDS)
                                                --------------

  Cash paid during the nine months ended
  September 30, for:
  Interest                                    $  37           $ 132
  Income taxes                                  387              -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS
THIRD QUARTER OF 1998 IN COMPARISION
WITH THIRD QUARTER OF 1997

        REVENUE. Total revenue of the Company for the three months ended September 30, 1998 and 1997 was $2.8 million and $2.3 million, respectively, an increase of 21%, due mainly to the opening of two new clinics in Eastern Europe in the latter half of 1996 as well as increased patient visits in existing facilities.

        MEDICAL EXPENSE. Medical expense for the three months ended September 30, 1998 and 1997 was $2.4 million and $2.0 million, respectively. Medical expense as a percentage of revenue, was 85% for the three months ended September 30, 1998 and 1997, respectively.

        OPERATING EXPENSES. Operating expenses for the Company were $ 529,000 during the three months ended September 30, 1998 as compared to $312,000 in 1997. Operating expenses as a percent of revenue were 19% and 14%, respectively, in 1998 and 1997.

        LOSS/INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for the three months ended September 30, 1998 was approximately $ 1,000 as compared to income of approximately $31,000 for the first three months ended September 30, 1997. The gain on sale of discontinued operations during the three months ended June 30, 1998 was approximately $ 976,000.

        NET INCOME. Net income for the three months ended September 30, 1998 was $ 806,000 as compared to $ 2,000 in the third quarter of 1997.

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF 1998 IN COMPARISION
WITH FIRST NINE MONTHS OF 1997

        REVENUE. Total revenue of the Company for the nine months ended September 30, 1998 and 1997 was $ 8.3 million and $ 6.7 million, respectively, an increase of 23%, due mainly to the opening of two new clinics in Eastern Europe in the later half of 1996 as well as increased patient visits in existing facilities.

        MEDICAL EXPENSE. Medical expense for the nine months ended September 30, 1998 and 1997 was $ 7.0 million and $5.4 million, respectively. Medical expense as a percentage of revenue, was 85% and 81% for the nine months ended September 30, 1998 and 1997, respectively.

        OPERATING EXPENSES. Operating expenses for the Company were $ 1.5 million during the nine months ended September 30, 1998 as compared to $ 1.3 million in 1997. Operating expenses as a percent of revenue were 18% and 19%, respectively, in 1998 and 1997.

        IMPAIRMENT LOSS ON INTANGIBLE ASSETS. The Company recorded a loss on impairment of intangible assets during the nine months ended September 30, 1998 of $ 2,014,168.

        WRITE-OFF OF DEBENTURES AND ACCRUED INTEREST PAYABLE. The write-off of debentures and accrued interest payable during the nine months ended September 30, 1998 was $ 1,218,537.

        LOSS/INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for the nine months ended September 30, 1998 was approximately $ 2.0 million as compared to a loss of approximately $2.2 million for the nine months ended September 30, 1997. The gain on sale of discontinued operations during the nine months ended September 30, 1998 was approximately $ 4.7 million.

        NET INCOME (LOSS). Net income for the nine months ended September 30, 1998 was $ 1,187,000 as compared to net loss of $ 2,269,000 in the nine months ended September 30, 1997.






LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1998, the Company had cash of $ 1,089,000 as compared to $ 1,421,000 at December 31, 1997.

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

YEAR 2000

        The company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000". The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company primarily utilizes outside vendor software programs in its operations. The Company believes that such modifications to the computer programs will not significantly impact the Company's operations or its ability to conduct business.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about September 16, 1998, The Lehigh Group, Inc., now known as First Medical Group, Inc., was sued along with other defendants in the United States District Court of Northern Ohio Western Division ( STICKNEY/TYLER ADMINISTRATIVE GROUP, ET AL. VS. EARL SCHEIB OF OHIO, INC., ET AL. Case # 3: 98CV7538) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The plaintiffs have alleged that the Company is the successor -in-interest to the Hilfinger Corporation (a defunct subsidiary of he Company) and claim that the Hilfinger Corporation arranged for the disposal or treatment of waste chemicals containing hazardous substances or arranged with a transporter for the transport for disposal or treatment of such waste chemicals at one or more sites. The plaintiffs are seeking damages, jointly and severally, against the defendants in excess of $25,000,000. The occurrence was alleged to have taken place on or about the 1950s to approximately 1972. The Company has put several insurance carriers on notice of this matter, however no determination has been made regarding whether there is insurance coverage. The Company has retained counsel in Ohio to defend this claim. Accordingly, if this matter is adversely determined, it could have a material adverse effect on the Company's financial condition.

On or about June 26, 1998, the Company was sued in the United States District Court Southern District of Florida (CHARLES POSTERNACK AND ARNOLD ROSNER V FIRST MEDICAL GROUP, INC., AS SUCCESSOR IN INTEREST TO FIRST MEDICAL CORPORATION - Case # 98-6632-CIV-HURLEY) .The plaintiffs claim they are entitled to an amount in excess of $300,000, based on a buy-out agreement the plaintiffs entered into with First Medical Corporation when the plaintiffs sold their interest in Dominion Healthnet, Inc., to First Medical Corporation. The Company has retained counsel in Florida to defend this claim. Accordingly, if this matter is adversely determined, it could have a material adverse effect on the Company's financial condition.

The Company is involved in other minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company continues to be in default in the payment of interest (approximately $829,000.00 interest is past due as of March 31, 1998) on $390,000 principal amount of 13-1/2% Notes and 14-7/8% Debentures.

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

Pursuant to a reorganization, effective July 1, 1998, American Medical Centers Management Company Ltd., ("AMCMC") wholly-owns American Medical Clinics Moscow Inc. and American Medical Center - St. Petersburg Ltd.

AMCMC is a wholly owned subsidiary of First Medical Group International Ltd., which in turn is wholly owned by First Medical Group, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST MEDICAL GROUP, INC.


                                       By:   /s/ Dennis A. Sokol
                                          --------------------------------------
                                                 Dennis A. Sokol
                                                 President



        Dated November 13, 1998