Form 10-K
period 1998-12-31
FIRST MEDICAL GROUP INC
filed 1999-04-23
CIK 58526

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission File Number 001-00155

                            First Medical Group, Inc.

             (Exact name of Registrant as specified in its charter)


DELAWARE                                                              13-1920670
--------                                                              ----------
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1055 WASHINGTON BOULEVARD, STAMFORD, CT                                    06901
---------------------------------------                                    -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (203) 327-0900

Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS:                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock $.001 par value                                  OTC Bulletin Board




           Securities registered pursuant to Section 12(g) of the Act:
                                      None
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO
    ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES    X     NO
    ------      ------

Approximate aggregate market value of the voting stock held by "nonaffiliates" of the Registrant on March 20, 1999: $xxxx.

Number of shares of Common Stock outstanding of the Registrant as of March 20, 1999: 9,567,292.

----------------------------
* Registrant's sole class of voting stock is its Common Stock $.001 par value, which is listed on the OTC Bulletin Board. The determination of market value of such Common Stock has been based solely on the closing price per share of such stock on the OTC Bulletin Board on the date indicated. In making this computation, all shares known to be owned by directors and executive officers of the Registrant and all shares known to be owned by person holding in excess of 5% of the Registrant's Common Stock have been deemed held by "affiliates" of the Registrant. Nothing herein shall affect the right of the Registrant to deny that any such directors, executive officers or more than 5% stockholder is an "affiliate."

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL

First Medical Group, Inc. ("FMG or the Company") owns and operates medical clinics in Eastern Europe. The Company previously conducted its operations in three divisions: (a) a physician practice management division which provides physician management services including the operation of clinic facilities and management services to medical groups, (b) an international division which manages medical centers in Eastern Europe and (c) an electrical supply distribution business for the construction industry. The Company was formed as a result of a merger between The Lehigh Group, Inc. ("Lehigh") and First Medical Corporation in July 1997. Subsequent to the merger, Lehigh changed its name to First Medical Group, Inc. FMG is incorporated in the State of Delaware.

The Company incurred substantial losses from operations relating to its physician practice management business ("managed care operations") in 1997 and through the first quarter of 1998. As a result, the Company adopted a formal plan to discontinue and dispose of its managed care operations. The decision to dispose of these operations was based upon the view of management that such operations would require substantial additional capital to sustain operating losses that would be continued to be incurred by the Company. The Florida managed care operation was sold in April 1998 and the Indiana and Texas managed care operations were sold in July 1998.

The Company also adopted a formal plan to divest its electrical supply business ("Hallmark"). The decision to dispose of Hallmark was based upon an assessment by management that the business did not meet the Company's operating strategy for development and expansion of its international healthcare operations.

For financial reporting purposes, the Company has reflected the managed care and electrical supply business as discontinued operations.

The Company believes that it is well-positioned to develop and expand its international business in existing as well as new markets.

The Company, through its management company, American Medical Centers Management Company, Ltd. ("AMC"), owns and operates outpatient and ancillary healthcare facilities modeled after the American healthcare system. AMC's healthcare facilities are currently structured as "A," "B," or "C" type facilities. The "C" type facility is a full service outpatient primary care center with those services provided as listed below, dependent upon both market and demand. The "B" type clinic is similar to a "C" model but with increased diagnostics, inpatient care facilities and between ten to fifteen overnight medical beds. The "A" type facility provides both inpatient and outpatient care with 50 to 300 medical beds. The company currently operates five "C" locations in Moscow, Russia; St. Petersburg, Russia; Kiev, Ukraine; Prague in the Czech Republic; and Warsaw, Poland. In addition three "B" facilities are under construction in those markets which are expected to be completed in the third quarter of 1999, and the company is in the process of opening one additional "C" facility in Middle Asia which is scheduled to open in the fourth quarter of 1999. Further, two "A" facilities are under construction in Moscow and Warsaw and are expected to be completed in the year 2001. Future plans call for additional upgrades of current facilities in Eastern Europe and Middle Asia, and expansion to the Middle East, Latin America, and The Pacific Basin. AMC clinics also supply Western-trained emergency physicians in remote sites in St. Petersburg and Warsaw.

The Company's services include but are not limited to: trauma and emergency care, general practice, family practice, full diagnostics, radiology, pharmacy, dentistry, pathology, psychiatry and most specialty groups such as cardiology, pediatrics, oncology, gynecology, orthopedics, and dermatology. The Company strives to deliver a comprehensive range of medical services to meet the specific needs of its clients in each of its unique markets. The Company employs American board certified doctors, nurses, and ancillary personnel. Nationals are also employed after being fully credentialed.

CUSTOMERS

Eighty percent of the company's client base is represented by two specific groups, expatriates and local employees of multinational corporations (to include management) and nationals (referred to as those persons or groups of local citizens that desire, appreciate and demand the American health care delivery system both in outpatient and inpatient care). Tourists, students, diplomats, and non-resident members that frequently travel to those markets represent the remainder of this client base. The patient mix changes based on season and market.

Revenues of the company are primarily derived from fee-for-service charges and annual non-refundable membership fees charged to corporations, families, and individuals. A variety of diverse membership plans are available and can be tailored to meet the unique needs of the corporate clients. Local nationals now account for fifteen to twenty-five percent of revenue, depending upon the healthcare facility's location.

Corporations are required to pay an annual membership fee, as well as advance deposits when requesting third party billing (insurance). Membership plans offer a wide range of benefits including 24-hour emergency access, monthly medical newsletters, special discounts on services, and reciprocal membership at all AMC locations. The Company also offers the patient benefit of insurance processing for members only. AMC corporate memberships include over five hundred international companies.

In 1998, in order to meet the changing needs of corporate clients and to provide to potential clients expanded access to American-style healthcare, AMC developed and implemented a variety of comprehensive managed care plans. These plans range from individual and family plans to corporate plans covering up to 2000 persons.

QUALITY ASSURANCE

The company believes that its affiliations with partner hospitals is a valuable asset. Since 1992, the company has been affiliated with Baylor College of Medicine in Houston, Texas ("Baylor"), to provide quality assurance, tele-medicine, consultation, and credentialing. Baylor also conducts the majority of the recruiting function for AMC medical personnel worldwide. In 1999, AMC, in conjunction with Baylor, has made application for acceptance by the International Joint commission, part of the American Hospital Joint accreditation commission and anticipates this process will take place over the coming year.

NEW DEVELOPMENTS

In 1998 AMC, in conjunction with Baylor College of Medicine and City of Moscow (Moscow Citi), signed an agreement for the development of New American Hospital of Moscow and the Baylor Medical School Annex. The Annex is scheduled to be completed and opened by August 1, 1999.

Also in 1998, the company signed a long-term lease with an option to buy the new American Medical Center "B" facility in Warsaw due to be completed by the third quarter of 1999.

On January 1, 1999 George Rountree, President and Chief Executive Officer of the American Hospital of Istanbul (Koc Foundation), the American Medical Center of Istanbul and the American Italian Hospital of Istanbul, joined the board of FMG. On April 15, 1999, Mr. Rountree will become Chief Executive Officer of AMC and President and Chief Operating Officer of the Company, in addition to his current responsibilities.

MAJOR STRATEGY

The major strategy of AMC is to continue with its plan in developing new centers throughout Eastern Europe, Mid-Asia, Middle East, Latin America, and the Pacific Basin. The company believes that in order to support its plan it will be necessary to seek additional capital.

COMPETITION

The company has relatively little competition in its current market area.

DISCONTINUED OPERATIONS

In 1998 the company adopted a plan to discontinue and dispose of all of its non-core businesses and allow all assets to be deployed into the successful AMC operations. Consistent with that plan, the company sold the following businesses:

1. On April 1, 1998 the Company sold its Florida managed care businesses for a sale price of $6.75 million. Proceeds of the sale were used for the continued development of AMC, as well as to retire existing bank debt.
2. On April 17,1998 the Company sold its electrical supply business for consideration of $1.9 million.
3. On July 8, 1998 the Company sold its Indiana Managed care operations for consideration of cash and reduction of debt in the amount of $527,000.
4. On July 16, 1998 the Company sold its Texas managed care business for consideration of $90,000, in the form of a note payable bearing interest at 8% starting July 1999.

With these transactions, the Company has prepared, reorganized, and positioned itself to support the development and growth of AMC's worldwide operations.

SUBSIDIARIES

         The Company maintains the following subsidiaries:

         First Medical Corporation, a Delaware corporation

         First Medical Group International, Ltd. , a British Virgin Island corporation

         American Medical Centers Management Company, Ltd., a British Virgin Island corporation

         American Medical Clinics Moscow, Inc., a Cayman Island corporation

         American Medical Center-St. Petersburg Ltd. , a British Virgin Island corporation

         American Medical Centers Sp. z.o.o.,  a Poland corporation

         American Medical Centers s.r.o., a Czech Republic corporation

EMPLOYEES

         As of March 1, 1999, the Company had approximately 222 full-time employees.

         The Company complies with local contract requirements in the respective geographic locations of particular jobs with respect to wages, fringe benefits and working conditions.

 ITEM 2.  PROPERTIES

         FMG's principal executive office is located at 1055 Washington Boulevard, Stamford, Connecticut 06901, and its telephone number is (203) 327-0900.

         FMG leases approximately 2,400 square feet in Stamford, Connecticut. Such lease is on a month-to-month term, at an annual rent of $51,000.

         FMG, through its various subsidiaries, currently leases one location in Poland with monthly rent of $2,400, two locations in Russia with monthly rents of $11,000 and $30,000, respectively, one location in the Czech Republic with a monthly rent of $4,500 and one location in the Ukraine with a monthly rent of $5,000.

         The Company believes that all of its facilities are adequate for the business in which it is engaged.

ITEM 3.  LEGAL PROCEEDINGS

         FMG is involved in various legal proceedings incidental to its business, and in the opinion of the Company, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage available to FMG, is likely to have a material adverse effect on FMG's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Common Stock is currently listed on the over-the-counter bulletin board ("OTCBB"). On March 31, 1999, there were approximately 70 holders of record of the Common Stock (excluding shares held in "nominee" or "street" name).

         The following table reflects the range of the reported high and low closing prices of Common Stock on the NYSE for the calendar quarters indicated. The information in the table and in the following paragraph has been adjusted to reflect retroactively all applicable stock splits and stock dividends but not the Reverse Split, except for the fourth quarter for the period commencing November 13, 1997 through December 31, 1997.

         The prices below reflect trading of the Common Stock on the NYSE through November 12, 1997. Subsequent to the delisting of the Common Stock from the NYSE, the prices below for the period from November 13, 1997 through the date hereof reflect trading of the Common Stock on the OTCBB.


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

1998:

First Quarter                             $       3             $   23/64
Second Quarter                              1 19/64                 21/64
Third Quarter                                1 1/32                  9/64
Fourth Quarter                               1 3/16                   1/8

1999:

First Quarter                             $   13/16             $     1/8


The Company did not pay any dividends in 1997 or 1998.

ITEM 6.  SELECTED FINANCIAL DATA

FIRST MEDICAL GROUP, INC. & SUBSIDIARIES
Selected Financial Information
(in Thousands, Except For Per Share Data)

STATEMENT OF OPERATING DATA

                                                                Year Ended December 31,
                                         1994(1)(2)     1995(1)(2)         1996(1)(2)       1997(1)        1998(1)
                                         ----------     ----------       ----------      ---------       ---------
Revenue                                          --             --        $  6,660        $  9,019        $ 10,947
Cost of revenues                                 --             --           5,370           7,134           9,260
                                         ----------     ----------       ----------      ---------       ---------
Gross profit                                     --             --           1,290           1,885           1,687

Operating expenses:
    Salaries and related benefits .             --              --             391             700             905
    Other operating expenses                    --              --           1,532           1,256           1,247
    Impairment loss from
    intangibles                                 --              --            --             1,024            --
                                         ----------     ----------       ----------      ---------       ---------
Total operating expenses                        --              --           1,923           2,980           2,152
                                         ----------     ----------       ----------      ---------       ---------
Loss from operations                            --              --            (633)         (1,095)           (465)
Other expenses (income)                         --              --              55             198             167
                                         ----------     ----------       ----------      ---------       ---------
Loss before income taxes and
  cumulative effect of accounting
  change                                        --              --            (688)         (1,293)           (632)
Income tax provision (benefit) (3)              --              --            --               (63)           (473)
                                         ----------     ----------       ----------      ---------       ---------
Net (loss) before discontinued
 operations and cumulative effect
 of accounting change                           --              --            (688)         (1,230)           (159)
Income (loss) from
 discontinued operations net of
 income tax provision of $518,000         $    818        $   (364)          1,011          (8,240)          2,008
Cumulative effect of change in
 accounting principle net of
 income tax benefit of $29,099                  --              --              --              --            (940)
                                         ----------     ----------       ----------      ---------       ---------
Net income (loss)                         $    818        $   (364)       $    323        $ (9,470)       $    909
                                         ----------     ----------       ----------      ---------       ---------
                                         ----------     ----------       ----------      ---------       ---------
Net income (loss) per
 share before income
 (loss) from discontinued
 operations and cumulative
 effect of accounting principle               --              --          $   (.07)       $   (.13)       $   (.01)

Cumulative effect per share of
 change in accounting principle                                                                               (.10)

Income (loss) per
 share from discontinued
 operations                               $    .09        $   (.04)            .11            (.90)            .21
                                         ----------     ----------       ----------      ---------       ---------
Net income (loss)                         $    .09        $   (.04)       $    .04        $  (1.03)       $    .10
                                         ----------     ----------       ----------      ---------       ---------
                                         ----------     ----------       ----------      ---------       ---------
Pro forma fully diluted weighted
     average number of FMG shares
     currently outstanding (3)               9,021           9,021           9,021           9,202           9,496
Cash dividends as declared                $    117        $     38        $   --          $   --          $   --

Balance Sheet Data

Working capital                           $    972        $    227        $   (899)       $ (3,487)       $ (3,305)
Total assets                                   972             227           2,335           5,143           4,992
Current liabilities                           --              --             1,257           6,196           4,966
Stockholders' equity                           972             227             703          (1,054)             26
Book value per share-fully diluted        $    .11        $    .03        $    .08        $   (.11)       $   --


-------------------
(1) The financial statements of the Company for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been reclassified to reflect the managed care and electrical supply business as discontinued operations for financial reporting purposes.

(2) The selected financial data for the years ended December 31,1994 and 1995 has been derived from the audited combined financial statements of MedExec, Inc. and subsidiaries; SPI Managed Care, Inc., and SPI Managed Care of Hillsborough County, Inc. (collectively, "MedExec"). The data for 1996 has been derived from the 1996 consolidated financial statements of FMC.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Further description of the risks and uncertainties to the business are included in detail in Item 1 of this Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this 10-K.

The Company incurred substantial losses from operations relating to its physician practice management business ("managed care operations") in 1997 and through the first quarter of 1998. As a result, the Company adopted a formal plan to discontinue and dispose of its managed care operations. The decision to dispose of these operations was based upon the view of management that such operations would require substantial additional capital to sustain operating losses that would be continued to be incurred by the Company. The Florida managed care operation was sold in April 1998 and the Indiana and Texas managed care operations were sold in July 1998.

The Company also adopted a formal plan to divest its electrical supply business ("Hallmark"). The decision to dispose of Hallmark was based upon an assessment by management that the business did not meet the Company's operating strategy for development and expansion of its international healthcare operations.

RESULTS OF OPERATIONS - FMG
---------------------------

YEAR ENDED DECEMBER 31, 1998
COMPARED WITH YEAR ENDED
DECEMBER 31, 1997

         REVENUE. Revenue for the years ended December 31, 1998 and 1997 were $10.9 million and $ 9.0 million, an increase of $1.9 million or 21% due to the opening of two new clinics in Eastern Europe in late 1996 as well as increased patient visits. Total patient and dental visits in 1998 were 21,605 and 4,333, respectively, as compared to 18,805 and 3,246 in 1997, an increase of 14.9% and 33.5%, respectively.

         COST OF REVENUE. Cost of revenue for the years ended December 31, 1998 and 1997 were $9.3 million and $7.1 million, respectively. Cost of revenue as a percent of revenues were 85% and 79% for the year ended December 31, 1998 and 1997, respectively. The increase was related to increased staffing levels as a result of the increase in visits.

         OPERATING EXPENSES. Operating expenses for the years ended December 31, 1998 and 1997 were $2.2 million as compared to $3.0 million. Included in operating expenses in 1997 was a write-off of $1.0 million relating to the Lehigh merger. As a percent of revenues, operating expenses, excluding this write-off of intangibles in 1997 were 20% and 22% in 1998 and 1997, respectively.

         The cumulative effect of a change in accounting principle of $940,454 relates to the write-off of start-up costs of the Warsaw operation pursuant to the Accounting Standards Executive Board Statement of Position 98-5.

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the year ended December 31, 1998 was $2.0 million as compared to a loss of $8.4 million for the year ended December 31, 1997. In 1998, the Company recorded a gain on the sale of discontinued operations of $4.1 million.

         INCOME TAX BENEFIT. Income tax benefit for the year ended December 31, 1998 was $473,000 as compared to a tax benefit of $63,000 for the year ended December 31, 1997. During 1998, the Company recorded a deferred tax asset of $577,000 due to the likelihood that the deferred asset would be realized in the near future.

         NET INCOME (LOSS). Net income for the year ended December 31, 1998 was $909,000 as compared to a loss of $(9.5) million for the year ended December 31, 1997. The increase in net income relates to those factors noted above.


YEAR ENDED DECEMBER 31, 1997
COMPARED WITH YEAR ENDED
DECEMBER 31, 1996

         REVENUE. Total revenue of FMG for the twelve months ended December 31, 1997 and 1996 were $9.0 million and $6.7 million, respectively, an increase of $1.3 million, or 19%. The increase is attributable to the opening of two new clinics in Eastern Europe in late 1996 as well as increased patient visits.

         COST OF REVENUE. Cost of revenue for the years ended December 31, 1997 and 1996 were $7.1 million and $5.4 million, respectively. Cost of revenue as a percent of revenues for the years ended December 31, 1997 and 1996 were 79% and 81%, respectively. The increase relates to the increase in staff as well as the increase in the number of clinics.

         OPERATING EXPENSES. Operating expenses for the years ended December 31, 1997 and 1996 were $3.0 million and $1.9 million, respectively. Included in operating expenses for the year ended December 31, 1997 was a write-off of intangibles of $1.0 million. Included in operating expenses for the year ended December 31, 1996 were preopening and development costs of $829,000 relating to the two new clinics.

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Loss from discontinued operations for the year ended December 31, 1997 was $(8.2) million as compared to income of $1.0 million for the year ended December 31, 1996.

         INCOME TAX. Income tax benefit for the year ended December 31, 1997 was $63,000.

         NET (LOSS) INCOME. Net loss for the twelve months ended December 31, 1997 was $(9.5) million compared to net income of $.3 million for the same period in 1996. The decrease in net income relates to those factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at December 31, 1998 was $909,000 as compared to $1,421,000 at December 31, 1997. During 1998, the Company divested its managed care and electrical supply operations. These divestitures resulted in a gain recorded on the sales of discontinued operations of $4.7 million. The proceeds from these sales were used to repay the existing bank loans ($3.6 million), repay Humana on certain outstanding obligations ($1.35 million), fund operating losses on discontinued operations and settlement of certain obligations with former employees and shareholders of the Company ($2.1 million).

         Cash and cash equivalents at December 31, 1997 was $1,421,000 as compared to $124,000 at December 31, 1996.

         Net cash provided by operating activities was $92,000 for the year ended December 31, 1998. Net cash used in investing activities was $6.6 million which related mainly to capital expenditures. Net cash provided by financing activities was $(2.9) million which related primarily to the repayment of the Company bank debt. Cash used in discontinued operations for the year ended December 31, 1998 was $(4.4) million.

         As of December 31, 1998, the Company had no outstanding lines of credit.

         The Company believes that cash flow from existing operations will be sufficient to satisfy its contemplated cash requirements through the first quarter of the Year 2000. The Company's long term capital requirements beyond 1998 will depend on many factors , including but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from operations are insufficient to fund FMG's activities in the short or long term, FMG would need to raise additional funds through public or private financing. No assurance can be given that additional financing would be available or that , if available, it will be available on terms favorable to FMG.

         The Company is in default in the payment of interest (approximately $968,400 interest was past due as of December 31, 1998) on the $390,000 aggregate principal amount of its 13 1/25 Senior Subordinated Notes due May 15, 1998 ("13 1/2% Notes") and 14 7/8% Subordinated Debentures due October 15, 1995 ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception of certain of the 14 7/8% Debentures, which were retired during 1996).

         The working capital of the company is a deficit of $3.3 million. Included in this deficit are notes payable and accrued interest of approximately $1.4 million which the company believes will ultimately not be paid. The company is currently reviewing the legal status of the matter to determine its obligation given that the note holders cannot be located.

YEAR 2000

         The Company is aware of the issues related with computer systems that could be affected by the "Year 2000." The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.

         The Company primarily uses general business applications that are licensed by the same vendor. It is expected that these applications will be year 2000 compliant. Should such systems not be 2000 year compliant, the Company believes that reasonable manual alternatives are available to produce such data. The Company believes that such cost to perform these tasks are not considered to be material.

         The Company is in the process of identifying those vendors that it relies on to supply diagnostic tests results relating to patient testing and to a small group of third-party payors. The Company intends to send inquires to these vendors and third party payors to ascertain compliance.

         Based upon the information currently available, the Company believes that its risk associated with problems arising from year 2000 issues is not significant. However, because of the many uncertainties associated with year 2000 issues, and because the Company's assessment is necessarily based upon information from third-party payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct. The Company will continue with its review process as described above and make modifications as deemed necessary under the circumstances.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         During 1998, the Accounting Standards Executive Board issued the Statement of Position 98-5 ("the SOP"), Reporting on the Costs of Start-Up Activities. The SOP requires that costs of start-up activities and organization costs to be expensed as incurred. Prior to 1998, the Company incurred $940,454, net of income tax benefit of $29,099 as cost related to its start-up operations. The Company has reflected this amount in the consolidated statement of income for the year ended December 31, 1998 as a cumulative effect of a change in accounting principle as required by the SOP.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company's consolidated financial statements are required to include comprehensive income disclosures beginning with the first quarter of fiscal year 1998. Restatement of prior period information are to be made for comparative purposes. Effective January 1, 1998, the Company adopted this pronouncement. The Company believes that the adoption of this pronouncement did not have a material effect on the Company's results of operations or financial condition.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company has adopted SFAS No. 131 as of January 1, 1998. The Company believes that the adoption of SFAS No. 131 will not have a material effect on the Company's results of operations or financial condition.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company currently does not use derivatives and therefore believes that this new pronouncement will not have a material effect on its results of operations or financial condition.

IMPACT OF INFLATION

         Inflation has not had a significant impact on the Company's operations over the past three years.

IMPACT OF EUROPEAN ECONOMY

         Over recent years, Russia has undergone substantial political, economic and social change. As an emerging market, Russia does not possess a well-developed business infrastructure which generally exists in a more mature free market economy. As a result, operations carried out in Russia involve significant risks, which are not typically associated with those in developed markets. Instability in market reform could subject the Group or its investments to unpredictable changes in the basic business infrastructure under which they currently carry out their operations. Uncertainties regarding the political, economic, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors, could significantly affect the Group's ability to operate commercially. It is not possible to estimate what changes may occur or the resulting effect of any such changes on the Company's financial condition or future results of operations.

         It is not clear what action the Russian government will take as a result of the current economic situation. Further, it is not possible to determine the future effect a continuation of the economic crisis may have on the Group's liquidity and earnings, including the effect on transactions with the Company's suppliers. While the ultimate outcome of this matter cannot presently be determined, management believes that this situation will not have a material adverse impact on the financial condition of the Company. As a result, the financial statements do not include any adjustments that may result from these uncertainties. Related effects, if any, will be reported in the financial statements as they become known and estimable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference to Note 2(k) of the financial statements attached hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-14 and page S-1 of this Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information regarding the dismissal of BDO Seidman, LLP ("BDO") as its certifying accountant in December 1998 and engagement of Arthur Anderson, LLP as its new certifying accountants is incorporated by reference to FMG's Form 8-K filed with the Securities and Exchange Commission on December 9, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table set forth below sets forth information with respect to the directors and executive officers of the Company. Dennis A. Sokol, Elliot H. Cole, Richard Berman and George Rountree are currently directors of the Company and will serve as directors until the next annual meeting of stockholders of the Company (or until their respective successors are duly elected and qualified or until their earlier death, resignation or removal).

DIRECTORS AND EXECUTIVE OFFICERS

NAME                                AGE                       CURRENT POSITION
----                                ---                       ----------------
Dennis A. Sokol                     53                        Chairman  of  the  Board,   Chief  Executive
                                                              Officer  and  Director  of the  Company  and
                                                              Chairman  of the Board  and Chief  Executive
                                                              Officer of FMC
Elias M. Nemnom                     48                        Senior Vice  President  and Chief  Financial
                                                              Officer of the Company
Elliot H. Cole                      65                        Vice  Chairman of the Board and  Director of
                                                              the Company
Richard Berman                      53                        Director of the Company
George Rountree                     62                        Director of the Company

         Mr. Sokol has been a Director and Chairman of the Board and Chief Executive Officer of the Company since the Merger, which was consummated on July 9, 1997. Mr. Sokol has served as the Chairman of the Board and Chief Executive Officer of FMC since its formation in January 1996. Prior to the formation of FMC, Mr. Sokol was Chairman of AMC, Inc. Prior to January 1995, Mr. Sokol served as the Chairman of the Board and Chief Executive Officer of Hospital Corporation International, Plc., the former international division of Hospital Corporation of America, Inc., which entity owned and operated hospitals and primary care facilities in the United Kingdom, Central and Eastern Europe, the Middle East and Pacific Rim, and American Medical Clinics, Ltd. In all, Mr. Sokol has over thirty years experience in the medical services industry.

         Mr. Nemnom has been the Chief Financial Officer of the Company since December 1998. He had previously been the Chief Financial Officer of FMC from May 1996 until the merger in July 1997. Prior to joining FMC, from March 1995 to April 1996, Mr. Nemnom served as the Chief Financial Officer of MedE America Corporation, an electronic data interchange company. From December 1985 to January 1995, Mr. Nemnom served as the Chief Financial Officer of Medserv Corporation. Before joining Medserv, Mr. Nemnom was a Senior Manager at Deloitte & Touche for over ten years specializing in the healthcare industry. Mr. Nemnom is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Healthcare Financial Management Association.

         Mr. Cole has been a Director of the Company since July 1997 and has served as the Co-Vice Chairman of FMC's Board of Directors since its formation in January 1996. Mr. Cole is a senior partner in the law firm of Patton Boggs LLP, Washington, D.C., a firm of approximately 250 lawyers. Mr. Cole has practiced corporation law and has been engaged in Federal matters for more than thirty-five years. Mr. Cole has served as a trustee of Boston University since 1977 as well as being a member of numerous corporate and not-for-profit boards.

         Mr. Berman has been a Director of the Company since August 1997. Since 1995, Mr. Berman has been the President of Manhattanville College. From 1991 to 1994 he was employed by Howe-Lewis International, initially as President of North America division and subsequently as President and Chief Executive Officer. He also is a director of HCIA, Inc., Health Insurance Plan of Greater New York and the Independent College Fund and a member of the Special Advisory Panel on Empire Blue Cross/Blue Shield and the New York State Council on Health Care. He has served on the Board of Directors for Lillian Vernon since 1997.

         Mr. Rountree has been a Director of the Company since December 1998. Mr. Rountree has been Chief Executive Officer of American Hospital of Istanbul since 1991 and prior to that he was Chief Operating Officer. From 1987 to 1990, Mr. Rountree was Project Manager of the International Hospital in Istanbul, Turkey and President of Multi-Care Health Corporation and Quadrus International from 1979 to 1990. Prior to 1979 Mr. Rountree was an Administrator at the Methodist Hospital in Houston, Texas. Mr. Rountree is a fellow of the American College of Healthcare Executives.

         All directors will serve until the annual meeting of stockholders of the Company and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal. Officers are elected annually by the Board of Directors and serve at the discretion thereof.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation awarded to, earned by or paid to the Chief Executive Officer and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 ("Named Executive Officers") for services rendered in all capacities to the Company during each of the years ended December 31, 1998, 1997 and 1996:

                                        Summary Compensation Table

                                                ANNUAL COMPENSATION

                                                                                             Long Term
                                                                                        Compensation Awards
                                                                                       Securities Underlying
                                                                       Other Annual     Options (Number of        All Other
Name And Principal Position     Year       Salary         Bonus      Compensation (1)         Shares)           Compensation
---------------------------     ----       ------         -----      ----------------         ------            ------------
Dennis Sokol (3)             1998         $300,000          0               0                 500,000            $47,781(2)
                             1997         $296,800          0               0                    0               $57,980(2)
                             1996         $267,200          0               0                    0               $29,790(2)

Robert Bruno (4)             1998         $120,000          0               0                    0                $8,400(5)
                             1997         $120,000                                                                $7,200(5)
                             1996         $120,000                                                                $7,200(5)

------------------------------
(1) As to each individual named, the aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(2) Represents premiums paid by the Company with respect to term life insurance for the benefit of the Named Executive Officer or the Company, health insurance benefits and auto allowance.
(3) During 1998, 1997 and 1996, Mr. Sokol was employed by FMC as a result of the reorganization among MedExec Inc., American Medical Clinics, Inc. and FMC.
(4) Mr. Bruno became employed with the Company in 1983. As of October 1, 1998, Mr. Bruno was no longer employed by the Company.
(5)      Represents auto allowance paid by Company to the Named Executive
         Officer.

COMPENSATION OF DIRECTORS

         Executive directors receive no compensation; however, each non-executive director is entitled to receive annually shares of Common Stock with a fair market value of $10,000. During 1998, the non-executive directors each received 10,000 shares of the Company's Common Stock.

OPTIONS

         In 1998 525,000 options were granted to the executive officers of the Company named in the Summary Compensation Table or to other employees of the Company. Additionally, non-executive officer directors were granted on aggregate 425,000 stock options in 1998. In July 1997, the Board of Directors established a Stock Option Plan (the "Stock Option Plan") and the Incentive Compensation Plan (the "Incentive Compensation Plan").

                                                                                                 Potential Realizable
                                                                                                        Value
                                                                                                At Assumed Annualized
                                                                                                 Rates of Stock Price
                                                                                                   Appreciation for
                                                  Individual Grants                                 OPTION TERM(1)
                        ----------- ------------ ---------------- -------------- ------------- ----------------------
                                                   % of Total
                                                     Options
                                     Number of     Granted to      Exercisable
                         Date of      Options     Employees in      Price Per     Expiration
         Name            Grant(2)     Granted      Fiscal Year        Share          Date          5%           10%
         ----            --------     -------      -----------        -----          ----          --           ---
Dennis J. Sokol          12/17/98     500,000          95%           $0.120        12/31/02

(1) "Potential Realized Value" is disclosed in response to the SEC's rules which require such disclosure for illustration purposes and is based on the difference between the potential market value of shares issuable upon exercise of such options and the exercise price of such options. The values disclosed are not intended to be, and should not be interpreted by stockholders as, representations or projections of future value of the Common Stock or of the stock price.

         No options were exercised by the executive officers of the Company named in the Summary Compensation Table during the fiscal year ended December 31, 1998. The following table sets forth the number and dollar value of options held by such persons on December 31, 1998, none of which were "in the money" at December 31, 1998.

AGGREGATED OPTION EXERCISES IN
1998 AND YEAR-END OPTIONS

Number of Unexercised Options and Warrants at

YEAR-END

NAME                       Exercisable               Unexercisable
----                       -----------               -------------
Dennis Sokol               500,000                              --

Robert Bruno                 8,333                              --


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

         The Stock Option Plan, which is administered by the Compensation Committee of the Board of Directors of the Company (but can also be administered directly by the Board of Directors), currently authorizes the issuance of a maximum of 500,000 shares of Common Stock (on a post Reverse Split basis), which may be newly issued shares or previously issued shares held by any subsidiary of the Company. If any award under the Stock Option Plan terminates, expires unexercised or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards.

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

         The Compensation Committee shall have the authority to grant Rights with respect to all or some of the shares of Common Stock covered by any option, which Rights may be granted together with or subsequent to the grant of the option. Rights entitle the holder to cash equal to the difference between an Offer Price Per Share (as defined in the Stock Option Plan) and the exercise price of the related option if shares of Common Stock representing 20 percent or more of the aggregate votes of the Common Stock voting together as a single class. If a Right is exercised, the related Option is terminated, and if an option terminates or is exercised, the corresponding Right terminates.

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

         As of March 1, 1999, there were no options outstanding under the Stock Option Plan and no Restricted Stock had been awarded.

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

         As of December 31, 1998, no bonuses or stock have been awarded under the Incentive Compensation Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information on March 12, 1999 (except as otherwise noted below) with respect to each person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company.

         Name of Address            Amount and Nature of          Percent
         Of Beneficial Owner        Beneficial Ownership (1)      Of Class
         -------------------        ------------------------      --------

General De Sante                                 2,047,860         21.40%
International PLC
4 Cornwall Terrace
London, NW 1 4QP
England

SAJH Partners                                1,595,021(2)          16.67%
1055 Washington Blvd.
Stamford, CT  06901

Dennis A. Sokol                                982,644 (3)         10.27%
1055 Washington Blvd.
Stamford, CT  06901

------------------------
(1) Except as otherwise indicated, each of the person listed above has sole voting and investment power with respect to all shares shown in the table as beneficially owned by such person.
(2) Dennis Sokol is the Managing Partner of SAJH Partners and has a 1% partnership interest in the partnership and consequently could be deemed under Rule 13D-3 of the Exchange Act to have beneficial ownership of such shares. Mr. Sokol disclaims ownership of all such shares other than as a result of his 1% partnership interest.
(3) Includes 500,000 options to purchase shares of Common Stock of the Company which are immediately exercisable.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the number of shares of Common Stock beneficially owned on March 12, 1999 by (i) each director of the Company, (ii) each of the executive officers named in the Summary Compensation Table set forth above and
(iii) all directors and executive officers of the Company as a group.

Amount and Nature of
Name Of Beneficial Owner            Beneficial Ownership (1)     Percent Of Class
------------------------            ------------------------     ----------------

Dennis A. Sokol (2)                            982,644                   10.27%
Elliot H. Cole (3)                             531,165                    5.55%
Richard Berman (4)                              60,000                     *
Robert A. Bruno (5)                             10,423                     *
All executive officers
and directors as a group (6)
(6 persons)                                  1,615,482                   16.89%

-------------------------
*        Less than 1%

(1) Except as otherwise indicated, each person listed above has sole voting and investment power with respect to all shares shown in the table.
(2) See notes 2 and 3 of the table under the caption "Security Ownership of Certain Beneficial Owners" above.
(3) Includes 200,000 options to purchase shares of Common Stock of the Company which are immediately exercisable.
(4) Includes 50,000 options to purchase shares of Common Stock of the Company which are immediately exercisable.
(5)      As of October 1, 1998, Mr. Bruno was no longer employed by the Company.
(6) Includes 25,000 and 6,250 options to purchase shares of Common Stock of the Company which are immediately exercisable and held by Messrs. Nemnom and Rountree, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         FMC and Dennis A. Sokol, the Chairman of the Board, Chief Executive Officer and Director of the Company and Chairman of the Board and Chief Executive Officer of FMC, have an oral agreement whereby FMC has agreed to pay Mr. Sokol an annual salary of $300,000 per year for his services as FMC's Chairman of the Board and Chief Executive Officer. In addition, at the discretion of the Compensation Committee of the Board of FMC, Mr. Sokol may be awarded an annual bonus. Mr. Sokol is also a shareholder of American Medical Clinics, which is a plaintiff in the following lawsuit:

HOSPITAL CORPORATION INTERNATIONAL, LTD. AND AMERICAN MEDICAL CENTERS, INC. VS. PEPSICO INC., Case Number 94CVS 888 Superior Court, Craven County, North Carolina

         On January 1, 1996, American Medical Clinics, Inc. ("AMC, Inc.") shareholders and MedExec shareholders entered into a Reorganization Agreement to form First Medical Corporation ("FMC"). As part of the Agreement, the AMC, Inc. shareholders did not assign its interest to include any recovery from the Litigation other than as stated below.

         In this lawsuit instituted by Hospital Corporation International, Ltd. and American Medical Centers Inc. against Pepsico Inc., and certain other parties about which AMC, Inc. has fully informed the FMC (the "Litigation"), FMC agreed to pay the ongoing legal fees and other expenses connected with the Litigation. If the Litigation is settled or otherwise brought to a successful conclusion, the proceeds of such settlement or other successful conclusion of the Litigation (the "Proceeds") will be shared as follows: (a) AMC, Inc. and FMC will first be reimbursed in full for their respective legal fees and expenses incurred in connection with the Litigation (the "Fees") or a pro rata share of the Fees incurred by each of them if the Proceeds are insufficient to reimburse AMC, Inc. and FMC for the Fees in full; and (b) the balance of the Proceeds will be shared on a proportionate basis between FMC and the former shareholders of AMC, Inc. The portion to be paid to FMC shall be a fraction, the numerator of which will be the amount of the Fees paid by FMC and the denominator of which will be the net Proceeds remaining after the reimbursement of the fees pursuant to subparagraph (a) above. The former shareholders of AMC, Inc. will receive the balance of the Proceeds.

         The Company and Elliot H. Cole, the Vice Chairman of the Board and Director of the Company, have an oral agreement whereby the Company has agreed to pay Mr. Cole a consulting fee of $60,000 per year for his services as the Company's Vice Chairman of the Board. Mr. Cole is a member of the law firm Patton Boggs, LLP which renders legal services to the Company and is representing the Plaintiff in the aforementioned Litigation discussed in this
Item 13.

         On April 17, 1998, the Company sold Hallmark which was a wholly-owned subsidiary of the Company to a certain member of management of the Company and certain members of management of Hallmark for a total sales price of $1.9 million. The purchase price of $1.9 million represented a cash payment of $750,000 and the assumption of $1.15 million of liabilities and a covenant not to compete by the member of management of the Company.

         Pursuant to a reorganization agreement, effective July 1, 1998, the American Medical Clinics Management Company, Ltd., a wholly-owned subsidiary of First Medical Group International, Ltd., which in turn is a wholly-owned subsidiary of the Company, acquired the stock of American Medical Clinics Moscow, Inc. and American Medical Clinics-St. Petersburg Ltd. ("AMC-CIS"). The shareholders of AMC-CIS are shareholders of the Company. The total consideration was approximately $1.3 million and represents accounts payable to AMCMC by AMC-CIS. Prior to the reorganization agreement, AMCMC had a management service agreement whereby AMC-CIS would provide medical services to AMCMC customers.

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
                  --------------------

                  The following financial statements are Included in Part II,
                  Item 8 of this Annual Report on Form 10-K:

                  The First Medical Group, Inc. ("FMG")
                  Report of Independent Public
                  Accountants as of December 31, 1998, 1997 and 1996                    F-1

                  Consolidated Balance Sheet, December 31, 1998 and 1997                F-2

                  Consolidated Statement of Operations,
                  Years Ended December 31, 1998, 1997 and 1996                          F-3

                  Consolidated Statement of Changes in
                  Shareholders' Equity (Deficit), Years
                  Ended December 31, 1998, 1997 and 1996                                F-4

                  Consolidated Statement of Cash Flows,
                  Years Ended December 31, 1998, 1997 and 1996                          F-5

                  Notes to Consolidated Financial
                  Statements for Years Ended December 31, 1998, 1997 and 1996           F-6 - F-14



     a.  (2)      SCHEDULE
                  --------

                  The following schedule for the Years Ended December 31, 1998 and 1997 are submitted herewith:

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

         (b)      REPORTS ON FORM 8-K
                  -------------------
                  There was no Form 8-K filed during the last quarter covered by this report.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        First Medical Group, Inc.



                                        By:  /s/ Dennis A. Sokol
                                             -------------------
                                                 Dennis A. Sokol
                                                 Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dennis A. Sokol     Chairman of the Board of Directors,      April 23, 1999
-------------------     President and Chief Executive Officer
Dennis A. Sokol

/s/ Elias M. Nemnom     Senior Vice President and                April 23, 1999
-------------------     Chief Financial Officer
Elias M. Nemnom

/s/ Elliot H. Cole      Director and Vice Chairman               April 23, 1999
------------------      of the Board
Elliot H. Cole

/s/ Richard Berman      Director                                 April 23, 1999
-------------------
Richard Berman

/s/ George Rountree     Director                                 April 23, 1999
-------------------
George Rountree

                                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
First Medical Group, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of First Medical Group, Inc. (formerly known as First Medical Corporation) for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of First Medical Group, Inc. (formerly known as First Medical Corporation) for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                    /s/ KPMG LLP


Miami, Florida
March 25, 1997, except as to
 Note 2(i) which is as of
 November 12, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



First Medical Group, Inc.
Stamford, Connecticut


We have audited the accompanying consolidated balance sheet of First Medical Group, Inc. as of December 31, 1997, and the related consolidated statements of operations, shareholder's deficit and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index for the same period. These financial statements have been restated to reflect the discontinued operations described in Note 3. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Medical Group, Inc., at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1997.


New York, New York                                         /s/ BDO Seidman, LLP


March 27, 1998, except for Note 3
 which is as of July 16, 1998

                       Report of Independent Public Accountants




To the Shareholders of First Medical Group, Inc.:

We have audited the accompanying consolidated balance sheet of First Medical Group, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Medical Group, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, effective January 1, 1998, the Company changed its method of accounting for organization cost in accordance with Statement of Position 98-5, "Reporting on the Cost of Start-up Activities."

/s/ ARTHUR ANDERSEN LLP

New York, New York
April 9, 1999

                                FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                                December 31,         December 31,
                                                                                    1998                 1997
                                                                                -------------      ---------------
Current assets:
  Cash and cash equivalents                                                      $   909,064          $1,421,250
  Accounts receivable, net of allowance for doubtful accounts of
     $53,696 and $877 at December 31, 1998 and 1997, respectively                    470,458              98,332
  Inventories                                                                        116,984                   -
  Due from related parties                                                                 -           1,139,760
  Prepaid expenses and other current assets                                          163,996              50,406
                                                                                ------------        ------------

    Total current assets                                                           1,660,502           2,709,748

Property and equipment, net                                                          603,433             170,281
Deferred tax asset                                                                   577,000                   -
Intangible assets, net                                                             2,079,369           2,014,170
Other assets                                                                          71,487             248,385
                                                                                ------------        ------------

                                                                                $  4,991,791        $  5,142,584
                                                                                ------------        ------------
                                                                                ------------        ------------

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                              $    852,237        $    278,497
  Accrued expenses                                                                 1,085,402             383,172
  Deferred revenue                                                                   689,404             731,372
  Notes payable to banks and others                                                1,358,444           3,998,733
  Net liabilities of discontinued operations                                         980,750             804,531
                                                                                ------------        ------------
    Total current liabilities                                                      4,966,237           6,196,305

Commitments and contingencies

Shareholders' equity (deficit):

  Capital stock, par value $.001; authorized shares 100,000,000; shares issued
     9,567,292 and 9,397,292 at December 31, 1998
      and 1997, respectively                                                           9,567               9,397
  Additional paid-in capital                                                       8,253,318           8,083,488
  Accumulated deficit                                                             (8,237,331)         (9,146,606)
                                                                                ------------        ------------
    Total shareholders' equity (deficit)                                              25,554          (1,053,721)
                                                                                ------------        ------------
                                                                                $  4,991,791        $  5,142,584
                                                                                ------------        ------------
                                                                                ------------        ------------






The accompanying notes are an integral part of these consolidated balance sheets.

                                FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED DECEMBER 31,
                                                                 1998                1997                1996
                                                                 ----                ----                ----
Revenues                                                    $  10,947,463       $   9,019,156      $   6,660,210
Cost of Revenues                                                9,260,360           7,134,408          5,370,624
                                                            -------------       -------------      -------------

     Gross Profit                                               1,687,103           1,884,748          1,289,586


Operating expenses:
   Salaries and related benefits                                  904,685             700,220            390,403
   General and administrative                                   1,019,597           1,040,582          1,397,970
   Impairment loss on intangibles                                      --           1,024,337                 --
   Depreciation and amortization                                  226,992             215,338            133,877
                                                            -------------       -------------      -------------
     Loss from operations                                        (464,171)         (1,095,729)          (632,664)

Interest expense, net                                            (167,170)           (196,887)           (55,523)
                                                            -------------       -------------      -------------

     Loss before (benefit) for income taxes                      (631,341)         (1,292,616)          (688,187)
Income tax benefit                                               (473,000)            (62,736)                --
                                                            -------------       -------------      -------------
     Loss from continuing operations before discontinued
       operations and cumulative effect to change in
       accounting principle                                      (158,341)         (1,229,880)          (688,187)

Discontinued operations:
Income (loss) from operations of discontinued managed care
  and electrical supply division                               (2,129,943)         (8,240,438)         1,011,899
Gain on disposal of managed care and electrical
  supply division                                               4,138,013                 --                  --
                                                            -------------       -------------      -------------
Income (loss) from discontinued operations, net of
  taxes of $518,000 in 1998                                     2,008,070          (8,240,438)         1,011,899

Cumulative effect of change in accounting principle,
  net of tax benefit of $29,099                                  (940,454)                 --                 --
                                                            -------------       -------------      -------------
   Net income (loss)                                        $     909,275       $  (9,470,318)     $     323,712
                                                            -------------       -------------      -------------
                                                            -------------       -------------      -------------

Income (loss) per share - basic and diluted
   Loss from continuing operations                          $        (.01)      $        (.13)     $        (.07)
   Cumulative effect of change in accounting principle               (.10)                 --                --
   Net income (loss) from discontinued operations                     .21                (.90)               .11
                                                            -------------       -------------      -------------
   Net income (loss)                                        $         .10       $       (1.03)     $         .04
                                                            -------------       -------------      -------------
                                                            -------------       -------------      -------------

Weighted average number of common shares outstanding -          9,495,566           9,202,117          9,021,400
   basic and diluted                                        -------------       -------------      -------------
                                                            -------------       -------------      -------------




The accompanying notes are an integral part of these consolidated financial statements.

                          FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                              Retained
                                           Number                                             Earnings            Total
                                             of                            Additional        Accumulated      Shareholder
                                           Shares      Common Stock      Paid-in Capital      (Deficit)     Equity (Deficit)
                                           ------      ------------      ---------------      ---------     ----------------

Balance, December 31, 1995                   1,500       $  1,500          $    1,200       $   224,595          $  227,295

FMC Corporate transaction                    8,500         (1,400)            225,995          (224,595)                 --

Capital contribution to AMCD                    --             --             152,490                --             152,490

Net income                                      --             --                  --            323,712            323,712
                                         ---------        --------          ----------       ------------        -----------

Balance, December 31, 1996                  10,000             100             379,685           323,712            703,497

Merger with Lehigh (recapitalization)    9,387,292           9,297           2,538,803                --          2,548,100

Capital contribution from GDS                   --              --           5,000,000                --          5,000,000

Capital contribution to AMCD                    --              --             165,000                --            165,000

Net loss                                        --              --                  --        (9,470,318)        (9,470,318)
                                         ---------        --------          ----------       ------------        -----------
Balance, December 31, 1997               9,397,292           9,397           8,083,488        (9,146,606)        (1,053,721)

Issuance of common stock                   170,000             170             169,830                --            170,000

Net income                                      --              --                  --           909,275            909,275
                                         ---------        --------          ----------       ------------        -----------
Balance, December 31, 1998               9,567,292        $  9,567          $8,253,318       $(8,237,331)        $   25,554
                                         ---------        --------          ----------       ------------        -----------
                                         ---------        --------          ----------       ------------        -----------









The accompanying notes are an integral part of these consolidated financial statements.

                                FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31
                                                                       ----------------------------------------------------
                                                                       1998                 1997                 1996
                                                                       ----                 ----                 ----
Cash flows from operating activities:
   Net income (loss)                                               $     909,275         $(9,470,318)         $   323,712
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) continuing
     operating activities:
       (Income) loss from discontinued operations                     (2,008,070)          8,240,438           (1,011,899)
       Depreciation and amortization                                     226,992             215,338              133,877
       Deferred taxes                                                   (577,000)                 --                   --
       Minority interest                                                      --                  --             (338,077)
       Impairment loss from intangibles                                       --           1,024,337                   --
       Non-cash compensation expenses                                    170,000                  --                   --
       Cumulative effect of change in accounting principle               940,454                  --                   --
       (Increase) decrease in assets, net of acquisitions:
         Accounts receivable                                              44,695             (92,522)              (5,810)
         Due from related parties, net                                  (125,702)           (977,431)            (162,329)
         Inventories                                                       5,677                  --                   --
         Prepaid expenses and other current assets                        21,777              98,274              (65,222)
         Intangibles and other assets                                    (15,589)           (451,308)          (1,320,275)
       Increase (decrease) in liabilities, net of acquisitions:
         Accounts payable and other accrued expenses                     661,859           1,255,616              186,974
         Deferred revenues                                              (162,417)            (75,104)             806,476
                                                                   -------------       -------------          ------------

         Net cash provided by (used in) continuing operating
           activities                                                     91,951            (232,680)          (1,452,573)
                                                                   -------------       -------------          ------------
Cash flows from investing activities:
   Capital expenditures                                                 (134,872)           (170,764)             (37,887)
   Organizational costs                                                       --            (386,975)            (414,841)
   Cash acquired in acquisitions                                         174,255             731,667                   --
   Net proceeds from sale of discontinued operations                   6,590,000                  --                   --
                                                                   -------------       -------------          ------------

         Net cash provided by (used in) investing activities of
          continuing operations                                        6,629,383             173,928             (452,728)
                                                                   -------------       -------------          ------------

Cash flow from financing activities:
   Proceeds from loans payable to banks                                       --          13,882,098              800,000
   Repayments of loans payable to banks                               (2,827,812)        (10,025,277)            (250,000)
   Proceeds from payable to stockholders                                      --             136,597              374,596
   Capital contribution from GDS                                              --           4,511,512
   Contribution to capital of AMCD                                            --                  --              152,490
                                                                   -------------       -------------          ------------
         Net cash provided by (used in) financing activities of
           continuing operations                                      (2,827,812)          8,504,930            1,077,086
                                                                   -------------       -------------          ------------

Cash provided by (used in) discontinued operations                    (4,405,708)         (7,149,242)             952,529
                                                                   -------------       -------------          ------------
(Decrease) Increase in cash and cash equivalents                        (512,186)          1,296,936              124,314
Cash and cash equivalents, beginning of the year                       1,421,250             124,314                   --
                                                                   -------------       -------------          -----------

Cash and cash equivalents, end of the year                         $     909,064       $   1,421,250          $   124,314
                                                                   -------------       -------------          ------------
                                                                   -------------       -------------          ------------
Supplemental disclosure of cash flow information
   Cash paid for interest                                          $      27,263       $     115,166          $    48,748
   Cash paid for income taxes                                            325,384              69,914               33,291


The accompanying notes are an integral part of these consolidated financial statements

                                FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           FOR THE YEARS ENDED
                                     DECEMBER 31, 1998, 1997 and 1996

1.       ORGANIZATION AND OPERATION

First Medical Group, Inc. ("FMG" or the "Company") owns and operates medical clinic centers in Eastern Europe. The medical centers provide healthcare services to expatriates and other local nationals. The medical clinic centers are located in Moscow and St. Petersburg, Russia; Kiev, Ukraine; Prague, Czech Republic and Warsaw, Poland.

The consolidated financial statements include the accounts of FMG and its wholly-owned subsidiaries: First Medical Corporation ("FMC"); First Medical Group International, Ltd.; American Medical Clinics Management Company, Inc. ("AMCMC"); American Medical Clinics Management Company, Ltd. ("AMCMC BVI"), American Medical Clinics Development Corporation, Limited ("AMCD") and MedExec Inc. and subsidiaries ("MedExec"). All significant intercompany balances and transactions have been eliminated in consolidation.

Over recent years, Russia has undergone substantial political, economic and social change. As an emerging market, Russia does not possess a well-developed business infrastructure which generally exists in a more mature free market economy. As a result, operations carried out in Russia involve significant risks, which are not typically associated with those in developed markets. Instability in market reform could subject the Company or its investments to unpredictable changes in the basic business infrastructure under which they currently carry out their operations. Uncertainties regarding the political, economic, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors, could significantly affect the Company's ability to operate commercially. It is not possible to estimate what changes may occur or the resulting effect of any such changes on the Company's financial condition or future results of operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

(a)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)      Discontinued Operations

         The consolidated financial statements of the Company reflect the results of operations of the Company's Physician practice management and electrical supply divisions as discontinued operations for financial reporting purposes.

(c)      Cash and Cash Equivalents

         Cash and cash equivalents consist of demand deposits. For purposes of the consolidated financial statement, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(d)      Accounts Receivable

         Accounts receivable consist of amounts due the Company from insurance companies and individuals for services rendered. Accounts receivable are carried at net realizable value.

(e)      Inventories

         Inventories consist of medical and pharmacy supplies held for resale. Inventories are stated at the lower of cost or market using the first-in, first out basis to determine cost.

(f)      Property and Equipment

         Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives ranging between 5 and 10 years. Amortization of leasehold improvements is provided over the term of each respective lease or the life of the asset, whichever is shorter.

(g)      Intangible Assets

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized over the expected periods to be benefited, ranging between 15 and 25 years. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.
         The amount of impairment, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(h)      Income Taxes

         Income taxes are accounted for under the asset and liability method as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i)      Earning Per Share

         The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings
         Per Share." Accordingly, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and other stock equivalents. On July 9, 1997 the Company merged with the Lehigh Group, Inc. As a result of this merger and the conversion of Preferred Stock and the 1-for-30 reverse stock split on November 12, 1997, the Company had shares outstanding of 9,021,400 resulting in a net earnings per share of $.04 in 1996.

(j)      Revenue Recognition

         Fee-for-service revenue is reported at the estimated net realizable amount from patients and third-party payors as services are rendered. Fee-for-service revenues are derived from medical services rendered to patients and annual membership fees charged to individuals, families and corporate members. Membership fees are non-refundable and are recognized as revenue over a year period. Corporate members are also required to make an advance deposit based upon plan type, number of employees and dependents. The advance deposits are initially recorded as deferred income and then as revenue when services are provided. As the advance deposits are utilized, additional advance deposits are required to be made by corporate members.

(k)      Fair Value of Financial Instruments

         The carrying amount of financial instruments including cash and cash equivalents, account receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, corporate deposits and notes payable approximate fair market value as of December 31, 1998 because of the short term maturities of these instruments.

(l)      Foreign Currency

         The financial statements of the Company's foreign subsidiaries are translated from their functional currency into the US dollar functional currency for consolidation and reporting purposes. Year-end rates of exchange are used to translate assets and liabilities and revenue and expense are translated at average monthly exchange rates prevailing during the year. The effect of translation adjustments does not have a material effect on the financial statements.

(m)      Change in Accounting Principle

         Prior to 1998, the Company capitalized certain costs relating to start-up operations. Pursuant to Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "SOP"), the Company recorded $940,454, net of tax benefit of $29,099 as the cumulative effect of the change in accounting principle relating to the write-off of such start-up costs. This amount is reflected in the consolidated statement of operations for the year ended December 31, 1998.

(n)      Recently Issued Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company's consolidated financial statements are required to include comprehensive income disclosures beginning with the first quarter of fiscal year 1998. Restatement of prior period information are to be made for comparative purposes. The adoption of this pronouncement did not have a material effect on the Company's results of operations or financial condition.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Effective January 1, 1998 the Company adopted SFAS No. 131. The adoption of SFAS No. 131 did not have a material effect on the Company's results of operations or financial condition.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company currently does not use derivatives and therefore believes that this new pronouncement will not have a material effect on its results of operations or financial condition.

3.       DISCONTINUED OPERATIONS

         In April 1998, the Company's Board of Directors adopted a formal plan to discontinue its physician practice management division (the "PPM Division") and Hallmark Electrical Supplies Corp. (the "Electrical Supply Division"). Accordingly, this business has been accounted for as discontinued operations and the accompanying consolidated financial statements presented herein have been restated to report separately the net assets, net liabilities, operating results and net cash flows of these discontinued operations. The operations of the Electrical Supply Division ceased in April 1998; the operations of the PPM Division ceased in July 1998. The Company sold the net assets of both the PPM Division and Electrical Supply Division for aggregate gross proceeds of $9.5 million, which resulted in a net gain on the sales of approximately $4.1 million. The results of operations of the PPM Division and Electrical Supply Division are included in the consolidated statements of income under "Discontinued Operations".

         The income tax provision of $518,000 is net of an income tax benefit of approximately $1,186,000 recognized as a result of a decrease in the prior year valuation allowance.

         Summarized financial information for the discontinued operations is as follows:

                                                 Years Ended December 31,
                                             --------------------------------
                                             1998          1997          1996
                                             ----          ----          ----

         Revenue                            $19,632       $70,456       $46,354
                                            -------       -------       -------
                                            -------       -------       -------

         Net (loss) income                   $2,008       ($8,240)       $1,012
                                            -------       -------       -------
                                            -------       -------       -------

                                                              December 31,
                                                         ----------------------
                                                         1998              1997
                                                         ----              ----
         Current assets                                     -            $18,386
         Other assets                                      90              4,016
                                                       ------            -------
           Total assets                                     -             22,402
                                                       ------            -------

         Total Noncurrent Liabilities                  (1,071)           (23,207)
                                                       ------            -------

         Net liabilities of discontinued operations     $(981)             $(805)
                                                       ------            -------
                                                       ------            -------

4.       ACQUISITION

         Effective July 1, 1998, AMCMC BVI acquired the stock of American Medical Clinics Moscow, Inc. and American Medical Center-St. Petersburg Ltd. ("AMC-CIS"). The transaction was accounted for under the purchase method of accounting. The total purchase consideration was approximately $1.3 million and represented money owed to AMCMC by AMC-CIS. The excess of the purchase consideration over the fair value of net assets of AMC-CIS amounted to $848,108 and is being amortized on a straight-line basis over

         25 years. Prior to the acquisition, AMCMC had a management service agreement with AMC-CIS whereby AMC-CIS would provide medical services to AMCMC customers. As a result of the management agreement arrangement, in accordance with EITF 97-2, "Application of APB Opinion No. 16, Business Combinations," and FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries, to Physicians' Practice Entities and Certain Other Entities with Contractual Management Arrangements" ("EITF 97-2"), the Company has historically consolidated the results of operations of AMC-CIS. Consequently, the Company's December 31, 1998 statement of operations reflect AMC-CIS' results of operations for the twelve-months ended December 31, 1998.


5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment at December 31, 1998 and 1997 consists of the following:

                                                                                1998                 1997
                                                                                ----                 ----

                  Medical, computer and office equipment                      $ 940,150             $176,016
                  Leasehold improvements                                        476,016               22,572
                                                                             ----------           ----------
                                                                              1,416,166              198,588
                  Less:  Accumulated depreciation and amortization             (812,733)             (28,307)
                                                                             ----------           ----------
                  Property and equipment, net                                 $ 603,433             $170,281
                                                                             ----------           ----------
                                                                             ----------           ----------

         Depreciation and amortization expense was $110,012, $26,931 and $11,439 for 1998, 1997, and 1996, respectively.

6.       INTANGIBLE ASSETS, NET

         Intangible assets net December 31, 1998 and 1997 consist of :

                                                                                1998                 1997
                                                                                ----                 ----

                  Goodwill                                                $   1,868,383             $1,020,275
                  Organization costs                                                  -                830,658
                  Other                                                         480,005                480,005
                                                                          -------------           ------------
                                                                              2,348,388              2,330,938
                  Less: Accumulated amortization                               (269,019)              (316,768)
                                                                          -------------           ------------
                  Intangible assets, net                                    $ 2,079,369            $ 2,014,170
                                                                          -------------           ------------
                                                                          -------------           ------------

         Amortization expense was $116,980, $188,406 and $122,438 for 1998, 1997 and 1996, respectively.

         The Company continually reevaluates the propriety of the carrying amount of goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. As of December 31, 1998, the Company believed that no significant impairment of goodwill have occurred and that no reduction of the amortization periods is warranted.

         As discussed in Note 2, in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), the Company wrote-off, net of tax benefit of $29,099, organization costs of $940,454. In accordance with SOP 98-5 the write-off has been accounted for as a cumulative change in accounting principle in the accompanying December 31, 1998 statement of operations.



         The Company recorded a $3.9 million impairment loss in 1997 resulting from the Company's merger with The Lehigh Group, Inc. in 1997, of which $2.9 million is included in discontinued operations.

7.       NOTES PAYABLE TO BANKS AND OTHERS

         Notes payable to banks and others at December 31, 1998 and 1997 were as follows:

                                                                                            1998             1997
                                                                                        -----------      ------------
         Subordinated Debentures - 14-7/8% interest rate                                $  290,000         $  290,000
         Senior Subordinated Notes -  13-1/2% interest rate                                100,000            100,000
         Accrued Interest                                                                  968,444            780,921

         Secured term loan for $537,812 bore interest at 1/2% above Prime
         (9.0% at December 31, 1997): The loan was secured by all shares of FMG common stock issued to FMC. Principal payments were made monthly with the balance due on October 1998. The $537,812 drawn under this loan was
         used to purchase Lehigh's stock in connection with the merger                        --              537,812

         Line of credit for $2,500,000 bore interest at 1/2% above prime
         (9.0% at December 31,1997). The line was secured by all of the assets of
         FMC and $500,000 is guaranteed by certain current and former officers of FMC. The amounts drawn under this line of credit were used primarily
         for working capital requirements                                                     --            2,290,000
                                                                                        -----------      ------------
                                                                                        $1,358,444         $3,998,733
                                                                                        -----------      ------------
                                                                                        -----------      ------------


         The Company is in default in the payment of interest (approximately $968,000 and $781,000 interest was past due as of December 31, 1998 and 1997, respectively) on the $390,000 aggregate principal amount of its 13-1/2% Senior Subordinated Debentures due May 15, 1998 ("13-1/2% Notes") and 14-7/8% Subordinated Debentures due October 15, 1995 ("14-7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13-1/2% Notes and 14-7/8% Debentures (with the exception of certain of the 14-7/8% Debentures, which were retired during 1996).

8.       RELATED PARTIES

         As of December 31, 1998, the Company had obligations to former officers and employees of the Company that amounted to approximately $290,000. This obligation is included in accrued expenses.

         The Company paid salaries or consulting fees to stockholders of approximately $610,000, $1,650,000 and $1,520,000 which is included in the consolidated statement of operations for the years ended December 31, 1998, 1997 and 1996.

         At December 31, 1997, the Company had amounts outstanding from the AMC clinics which is owned by certain current and former shareholders of FMC, under its management agreement with AMCMC, which totaled $1,139,760.

         The Chairman of the Board of Directors, President and Chief Executive Officer of the Company, while serving as Chairman of the Board of Directors of American Medical Centers Inc. ("AMC") prior to AMC's merger with MedExec and the formation of First Medical Corporation ("FMC") instituted a lawsuit, together with Hospital Corporation International, Ltd., against Pepsico Inc. and certain other parties (the "Litigation"). Presently, the Company, through its wholly-owned subsidiary FMC has agreed to pay the ongoing legal fees and other expenses connected to the Litigation. Expenses totaling approximately $191,000 have been incurred through December 31, 1998 and have been recorded as general and administrative expenses in the accompanying December 31, 1998 Statement of Operations. The Company's management estimates that additional legal fees and other related expenses approximating $75,000 will be incurred in future periods in connection with the Litigation. The Company's Board of the Directors will determine the extent to which these future expenses will be borne by the Company.

9.       INCOME TAXES

         The components of income/(loss) from continuing operations before income tax for the year ended December 31, 1998 is as follows:

                                                                1998
                                                                ----
         Domestic                                         $     (821,000)
         Foreign                                                 189,659
                                                          -----------------
         Total income/(loss) before income tax
         benefits, cumulative effect of changes in
         accounting principle, income from
         discontinued operations                          $     (631,341)
                                                          -----------------
                                                          -----------------


         The income tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented as follows:

                                                        1998                              1997
                                                        ----                              ----
         Deferred Tax Assets:
              Alternative minimum tax credit       $  59,000                         $       --
              Net operating loss carryforward        519,000                          4,511,000

         Deferred Tax Liabilities                         --                                 --
                                                  -----------                         ----------

         Deferred tax asset/(liability)              578,000                          4,511,000
         Less: Valuation allowance                         0                          4,511,000
                                                  -----------                         ----------
         Net deferred tax asset/(liability)        $ 578,000                          $      --
                                                  -----------                         ----------
                                                  -----------                         ----------

         Taxable income for the year ended December 31, 1998 was substantially offset by the utilization of net operating loss carryforwards ("NOLs") from the year ended December 31, 1997. At December 31, 1998, The Company has NOLs of approximately $1,297,000 to offset future taxable income, which expire in 2112.

         Due to the Company's significant loss in 1997, no federal taxes have been provided in the accompanying consolidated statement of operations.

         The significant components of the income tax provision/(benefit) attributable to continuing operations for the years ended December 31, 1998 and 1997 are presented below:

                                                                1998                          1997
                                                                ----                          ----
         Current tax provision - domestic operations       $   (376,000)              $          0
         Deferred tax provision - domestic operations          (519,000)                         0

         Current tax provision - foreign operations             422,000                    267,291
         Write off of prior year deferred tax liability               0                   (112,500)
         Write off of prior year income taxes payable                 0                   (217,527)
                                                          ----------------            ---------------
         Net income tax benefit                            $   (473,000)               $   (62,736)
                                                          ----------------            ---------------
                                                          ----------------            ---------------

         The Company has not provided any U.S. deferred income taxes on foreign earnings due to its intent to permanently reinvest those earnings.

         The components of deferred income tax (benefit) are:

                                                                    1998
                                                                    ----


         NOL Carryforward                                       $(519,000)
                                                                ---------
         Deferred Tax Benefit                                   $(519,000)
                                                                ---------
                                                                ---------

         The difference between the actual income tax provision/(benefit) and the income tax provision computed by applying the statutory federal income tax rate to income from operations for the year ended December 31, 1998 is attributable to the following:

                                                                1998
                                                                ----
         Income tax provision/(benefit) at 34%                $  (215,000)
         Reduction in valuation allowance                        (519,000)
         State taxes net of federal                                74,000

         Foreign income taxes in excess of US Rate                 127,000
         Foreign income taxes of US entities                       138,000
         Other                                                     (78,000)
                                                          -----------------
         Income tax (benefit) provision                   $       (473,000)
                                                          -----------------
                                                          -----------------

         The domestic and foreign components of the income tax provision/(benefit) are as follows:

                                                                1998
                                                                ----
                                    Domestic              $  (895,000)
                                    Foreign                   422,000
                                                          -----------------
                                    Total                 $  (473,000)
                                                          -----------------
                                                          -----------------


10.      LEASES

         The Company has several noncancelable operating leases primarily for office space that expire throughout 2010. Future minimum lease payments required under noncancelable operating leases at December 31, 1998 are as follows (in thousands):

                              Year Ending
                              December 31,
                              ------------
                                  1999                               $  1,126
                                  2000                                   2,094
                                  2001                                   2,097
                                  2002                                   1,791
                                  2003                                   1,637
                                  Thereafter                             6,377
                                                                     ---------
                                  Total minimum lease payments       $  15,122
                                                                     ---------
                                                                     ---------

         Rental expense during 1998, 1997 and 1996 amounted to approximately $503,000, $663,000 and $259,000, respectively.

11.      COMMITMENTS AND CONTINGENCIES

         Legal Proceedings

         On September 16, 1998, The Lehigh Group, Inc., now known as First Medical Group, Inc. was sued along with other defendants in the United States District Court of Northern Ohio Western Division pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The plaintiffs have alleged that the Company is the successor-in-interest to the Hilfinger Corporation (a defunct subsidiary of the Company) and claim that the Hilfinger Corporation arranged for the disposal or treatment of waste chemicals containing hazardous substances or arranged with a transporter for the transport for the disposal or treatment of such waste chemicals at one or more sites. The plaintiffs are seeking damages, jointly and severally, against the defendants in excess of $25 million. The occurrence was alleged to have taken place during the period of 1950 through 1972. The Company has put several insurance carriers on notice of this matter, however no determination has been made regarding whether there is insurance coverage. The plaintiffs have offered a settlement package of approximately $120,000. The Company has retained counsel in Ohio to defend this claim.

         On or about January 7, 1999, the United States Environmental Protection Agency ("USEPA") forwarded a demand to the Company and the other defendants for payment of USEPA's response costs at the various landfills in an aggregate amount of approximately $792,000. A tolling agreement was entered between USEPA and the Company, and other parties to toll the statute of limitations until August 1, 1999 to allow the parties to negotiate this demand. The demand asserts that the liability of the Company is joint and several. To date, to the knowledge of the Company's counsel handling this matter, no court action has been instituted by USEPA against the Company with respect to this matter.

         On or about June 26, 1998, the Company was sued in the United States District Court for the Southern District of Florida by plaintiffs who seek damages ranging between $150,000 and $200,000 in connection with the sale of stock in Dominion Healthnet, Inc. to the Company.

         Former employees of various subsidiaries of the Company have made claims against the Company related to monies allegedly due the former employees for accrued vacation and unpaid sick leave. The total amount claimed, inclusive of an asserted right to attorneys' fees, approximates $400,000.

         In December 1998 a claim was filed against the Company by a former employee who seeks approximately $50,000 plus attorneys' fees for breach of an employment contract.

         The Company will continue to vigorously defend itself against each of the lawsuits discussed above. In the opinion of management, the final resolution of such matters will not have a material adverse effect on the financial position and results of operations of the Company.

         Malpractice and Professional Liability Insurance

         The Company maintains professional liability insurance on a claims-made basis through December, 1999 including retroactive coverage for acts occurring since inception of its operations. Incidents and claims reported during the policy period are anticipated to be covered by the malpractice carrier. The Company intends to keep such insurance in force throughout the foreseeable future. At December 31, 1998, there are no asserted claims made against the Company that were not covered by the policy.

12.      SEGMENT INFORMATION

         The Company operates its medical clinics in Eastern Europe and derives all of its revenues from that region. None of the Company's revenues are concentrated in any customer that exceed 10% of its revenues.

13.      STOCK OPTION AND INCENTIVE COMPENSATION PLANS

         In July 1997 the Board of Directors established a Stock Option Plan (the "Option Plan") and the Incentive Compensation Plan (the "Incentive Plan").

         The Option Plan provides for the grant of incentive stock options and nonqualified stock options, as well as stock appreciation rights (the "Rights") and restricted stock awards. The Option Plan is authorized the issuance of up to 500,000 shares of Common Stock. No option is to be exercisable more than five years after the date of grant. The exercise price of an incentive stock option must be at least 100% of the fair market value of the Company's share at the date of grant, provided, however that with respect to an optionee who owns more than 10% of the total combined voting power of all classes of stock of the Company or of any of its subsidiaries, the exercise price must be at least 110% of the fair market value of the Company's share at the date of grant. The exercise price of a nonqualified stock option shall be determined by the Compensation Committee.

         The Compensation Committee shall have the authority to grant Rights with respect to all or some shares of Common Stock covered by any option, which entitle the holder to cash equal to the difference between the offer price (as will be determined by the Compensation Committee) and the exercise price of the related option. In addition, the Compensation Committee shall have the authority to award restricted stock, which entitles the recipient to acquire for a purchase price to be determined by the Compensation Committee, some shares of Common Stock subject to restrictions and conditions as the Compensation Committee may determine.

         The Incentive Plan provides for incentive compensation to participants in the form of cash, stock or cash and stock bonus, based on targets established by the Compensation Committee. There is no maximum number of shares of Common Stock, which may be awarded under the Incentive Plan. Incentive Plan shall terminate on December 31, 2002.

         At December 31, 1998 no options, stock bonus or other rights were granted under these plans.

         In December 1998, the Company's Board of Directors approved to grant of stock options to purchase up to 950,000 shares of common stock to certain officers and directors at an exercise price of $0.125, which was equal to the fair market value on the date of grant. These options may not be exercised after four years from the date of grant. 725,000 options were vested at the date of the grant. 225,000 options are exercisable ratably over a four-year period.

         The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been increased to the following pro forma amounts:

                                                                                  Year Ended
                                                                                 December 31,
                                                                                     1998
                                                                                     ----
         Net income:
              As reported..............................................           $ 909,275
              Pro forma................................................             873,462
         Basic and diluted income per share:
              As reported..............................................           $   0.10
              Pro forma................................................               0.09

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

         Option activity for the year ended December 31, 1998 is as follows:

                                                                 NUMBER           WEIGHTED AVERAGE
                                                               OF SHARES           EXERCISE PRICE
         Options outstanding, December 31, 1997                         --                   --
              Granted...........................................   950,000                 0.125
              Canceled..........................................        --                   --
              Exercised.........................................        --                   --
                                                                        --                   --
                                                                   -------               -------
         Options outstanding, December 31, 1998                    950,000               $ 0.125
                                                                   -------               -------
                                                                   -------               -------



         The weighed average fair value of options granted is $0.05 for the year ended December 31, 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: risk-free interest rate of 4.6%; expected life of 2.5 years; expected volatility of 54% and expected dividend yield of 0%.

         The following table summarizes information with respect to stock options outstanding at December 31, 1998:

                              NUMBER         WEIGHTED AVERAGE        WEIGHTED            NUMBER           WEIGHTED
            EXERCISE      OUTSTANDING AT        REMAINING            AVERAGE         EXERCISABLE AT       AVERAGE
              PRICE      DECEMBER 31, 1998   CONTRACTUAL LIFE     EXERCISE PRICE    DECEMBER 31, 1998  EXERCISE PRICE
          -------------- ------------------ -------------------  -----------------  ------------------ ---------------
             $0.125           950,000              2.5                $0.125             725,000           $0.125


FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II

                                     VALUATION AND QUALIFYING ACCOUNT
                                  YEARS ENDED DECEMBER 31, 1998 AND 1997

                                      (DOLLAR AMOUNTS IN THOUSANDS)

                                            BALANCE AT                         CHARGED TO       OTHER
                                           BEGINNING OF     ACQUISITION OF     COSTS AND     CHARGES AND    BALANCE AT
   DECEMBER 31,          DESCRIPTION           YEAR            AMC-CIS          EXPENSES       (DED'S)     END OF YEAR
 .................... .................... ................ ................. ............... ............. .............

       1998          Allowance for
                     doubtful accounts            $ 1              (30)             151          (68)            54
       1997          Allowance for
                     doubtful accounts            $ 1                -                3           (3)             1