Form 10-Q
period 1999-03-31
FIRST MEDICAL GROUP INC
filed 1999-05-17
CIK 58526

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1999                   Commission File Number 1-155

                            FIRST MEDICAL GROUP, INC.

             (Exact name of Registrant as specified in its charter)

         Delaware                                                13-1920670
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


1055 Washington Boulevard, Stamford, CT                      06901
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (203) 327-0900


              (Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                             YES  /X/   NO
                                                                  ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                       Outstanding at May 7, 1999
-----------------------                              --------------------------
Common Stock, par value                                       9,567,292
   $.001 per share


                   FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                         Page
                                                                        Number

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statements of Operations -
             Three Months Ended March 31, 1999 and 1998                    1

             Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998                          2

             Consolidated Statement of Changes in
             Shareholders' Equity (Deficit) -
             Three Months Ended March 31, 1999 and 1998                    3

             Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1999 and 1998                    4

             Notes to Consolidated Financial Statements                    5

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 6

Item 3.      Quantitative and Qualitative Disclosures about
              Market Risk                                                  8

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             9

Item 3.      Defaults upon Senior Securities                              10

Item 6.      Exhibits and Reports on Form 8-K                             10


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED MARCH 31,
                                                                  1999         1998
                                                             -----------    -----------
Revenue                                                         $  2,826    $     2,764
Cost of revenue                                                    2,227          2,137
                                                             -----------    -----------
    Income from clinic operations                                    599            627

Operating expenses:
Salaries and benefits                                                166            332
General and administrative                                            97            233
Depreciation and amortization                                         94             32
                                                             -----------    -----------
    Total operating expenses                                         357            597

Income from operations                                               242             30
Interest income (expense),  net                                        2            (69)
                                                             -----------    -----------
Income (loss) before income tax provision                            244            (39)
Income tax provision                                                (182)          (162)
                                                             -----------    -----------
Income (loss) from continuing operations before
  discontinued operations                                             62           (201)
Discontinued operations:
Income (loss) from operations of discontinued managed care
    and electrical supply division                                   225         (1,002)
(Loss) on disposal of electrical supply division                    --             (591)
                                                             -----------    -----------
Income (loss) from discontinued operations                           225         (1,593)

Cumulative effect of change in accounting principle                 --             (970)
                                                             -----------    -----------
Net income (loss)                                            $       287    $    (2,764)

Income (loss) per share - basic and diluted:
  Income (loss) from continuing operations                   $       .01    $      (.02)
  Income (loss) from discontinued operations                         .02           (.17)
    Cumulative effect of change in accounting principle             --             (.10)
                                                             -----------    -----------
Income (loss) per share                                      $       .03    $      (.29)

Weighted average number of common shares outstanding-
    basic and diluted                                          9,567,292      9,397,292



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF DOLLARS)


                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
                           ASSETS

Current assets:
  Cash and cash equivalents                        $   754          $   909
  Accounts receivable, net of allowance
    for doubtful accounts of $ 81,000
    and $54,000 at March 31, 1999 and
    December 31, 1998, respectively                    492              471
  Inventories                                          109              117
  Prepaid expenses and other current assets            370              164
                                                   -------          -------
         Total current assets                        1,725            1,661

Property and equipment, net                            652              603
Deferred tax asset                                     577              577
Intangible assets, net                               2,291            2,079
Other assets                                            77               72
                                                   -------          -------
         TOTAL                                     $ 5,322          $ 4,992

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $   679          $   852
  Accrued expenses                                   1,452            1,085
  Deferred revenue                                     591              689
  Notes payable and accrued interest payable         1,359            1,359
  Net liabilities of discontinued operations           928              981
                                                   -------          -------
         Total current liabilities                   5,009            4,966

Commitments and contingencies

Shareholders' equity:
  Common stock, par value $.001;
    authorized shares 100,000,000;
    shares issued 9,567,292 at
    March 31, 1999 and December 31, 1998                10               10
  Additional paid-in-capital                         8,253            8,253
  Accumulated deficit                               (7,950)          (8,237)
                                                   -------          -------
         Total shareholders' equity                    313               26
                                                   -------          -------
         TOTAL                                     $ 5,322          $ 4,992



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES OF
   SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)


                                                                                                    Total
                                          Number of    Common      Additional      Accumulated   Shareholders'
                                           Shares       Stock    Paid-in Capital     Deficit    Equity (Deficit)
                                          ---------    -------   ---------------   -----------  ----------------
Balance, December 31, 1997                9,397,292    $    10       $  8,083       $  (9,147)     $ (1,054)

Net loss                                       --         --             --            (2,764)       (2,764)
                                          ---------    -------       --------       ---------      --------
Balance, March 31, 1998                   9,397,292    $    10       $  8,083       $ (11,911)     $ (3,818)

Balance, December 31, 1998                9,597,292    $    10       $  8,253       $  (8,237)     $     26

Net income                                     --         --             --               287           287
                                          ---------    -------       --------       ---------      --------
Balance, March 31, 1999                   9,597,292    $    10       $  8,253       $  (7,950)     $    313


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)


                                               Three Months Ended March 31,
                                                  1999         1998
                                                 -------      -------
Cash flows from operating activities:

Net income (loss)                                $   287      $(2,764)
Adjustments to reconcile net income
  (loss) to net cash used in
  continuing operating activities:

Depreciation and amortization                         94           32
Cumulative effect of change in
  accounting principle                              --            970
Increase in intangibles and other assets            (263)         (55)
Increase (decrease) in net liabilities
  of discontinued operations                         (53)       1,178
Other changes, net                                  (124)        (294)
                                                 -------      -------
Net cash used in continuing operating
   activities                                        (59)        (933)

   Capital expenditures                              (96)        --

   Proceeds from loan payables                      --             82
                                                 -------      -------
Decrease in cash and cash equivalents               (155)        (851)

Cash and cash equivalents, beginning of year         909        1,421
                                                 -------      -------
Cash and cash equivalents, end of the period     $   754      $   570



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The financial information for the three months ended March 31, 1999 and 1998 is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in First Medical Group, Inc.'s ("the Company") December 31, 1998 Annual Report on Form-10K.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Earnings (loss) per common share is calculated by dividing net income (loss) by weighted average number of common shares and share equivalents outstanding. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive.

2.   SUPPLEMENTARY SCHEDULE


                                                 1999     1998
                                                 ----     ----
                                                 (in thousands)
                                                 --------------
Cash paid during the first three months for:
Interest                                         $ --      $ 69
Income taxes                                       31       162


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

GENERAL

     Statements made in this filing about management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to competition in the health care industry, legislation and regulatory changes, changes in the economy and stability in the international markets in which the Company operates.

FINANCIAL CONDITION

     The working capital of the Company as of March 31, 1999 and December 31, 1998 was a deficit of $3.3 million.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents as of March 31, 1999 was $754,000 as compared to $909,000 at December 31, 1998.

     ACCOUNTS RECEIVABLE, NET. Accounts receivable as of March 31, 1999 was $492,000 as compared to $471,000 as of December 31, 1998. These amounts are net of allowance for doubtful accounts of $81,000 and $54,000, respectively at March 31, 1999 and December 31, 1998. Days sales outstanding is approximately 16 days as of March 31, 1999 and December 31, 1998.

RESULTS OF OPERATIONS
FIRST QUARTER OF 1999 IN COMPARISON
WITH FIRST QUARTER OF 1998


     REVENUE. Total revenue of the Company for both of the three month periods ending March 31, 1999 and 1998 was $2.8 million. Total patient and dental visits for the three months ended March 31, 1999 were 5,061 and 1,010, respectively, as compared to 5,403 and 1,090, respectively, for the three months ended March 31, 1998, a decrease of 342 patient visits and 80 dental visits or a decrease of 6.3% and 7.3%, respectively. These decreases were offset by an increase of approximately 3% in the average patient per diem charged for medical and dental services in 1999.

     COST OF REVENUES. Cost of revenues for the three months ended March 31, 1999 and 1998 was $2.2 million and $ 2.1 million, respectively. Cost of revenues as a percentage of revenue, was 79% and 77% for the three months ended March 31, 1999 and 1998, respectively.

     OPERATING EXPENSES. Operating expenses for the Company were $357,000 during the three months ended March 31, 1999 as compared to $597,000 for the three months ended March 31, 1998. Operating expenses as a percentage of revenue was 13% for the first quarter of 1999 as compared to 22% for the first quarter of 1998. The decrease is primarily attributable to staff reductions in overhead that occurred during the later half of 1998.

     INCOME FROM OPERATIONS. Income from operations was $242,000 for the three months ended March 31, 1999 as compared to $30,000 for the three months ended March 31, 1998. The increase relates primarily to the reduction of corporate overhead expenses that occurred in the latter half of 1998.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The income from discontinued operations for the three months ended March 31, 1999 was $225,000 as compared to a loss of $ 1.6 million for the three months ended March 31, 1998.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle of $ 970,000 reflected in the consolidated statement of operations during the three months ended March 31, 1998 relates to the write-off of start-up costs of certain operations pursuant to Statement of Position 98-5.

     NET INCOME (LOSS). Net income for the three months ended March 31, 1999 was $287,000 as compared to a net loss of $ 2.8 million in the first quarter of 1998 due to significant losses incurred in the managed care and electrical supply business in 1998, as well as a result of the change in accounting principle of $970,000 recorded in 1998 due to the write-off of start-up expenses that were previously capitalized.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had cash of $754,000 as compared to $909,000 at December 31, 1998.

     The Company believes that cash flow from existing operations will be sufficient to satisfy its contemplated cash requirements through the second quarter of the Year 2000. However, no assurances can be made as to the sufficiency of the Company's cash flow to satisfy its cash requirements. The Company's long term capital requirements beyond 1999 will depend on many factors, including but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from operations are insufficient to fund the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financing. No assurance can be given that additional financing would be available or that, if available, it will be available on terms favorable to the Company.

     The Company is in default in the payment of interest (approximately $969,000 interest was past due as of March 31, 1999) on the $390,000 aggregate principal amount of its 13 1/2 % Senior Subordinated Notes due May 15, 1998 ("13 1/2 % Notes) and 14 7/8% Subordinated Debentures due October 15, 1995, ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception of certain of the 14 7/8% Debentures, which were retired during 1996).

     The working capital of the Company is a deficit of $3.3 million. Included in this deficit are the notes payable and accrued interest of approximately $1.4 million which the Company believes will ultimately not be paid. The Company is currently reviewing the legal status of the matter to determine its obligation given that the note holders cannot be located.

YEAR 2000

     The Company is aware of the issues related with the computer systems that could be affected by the "Year 2000." The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.

     The Company primarily uses general business applications that are licensed by the same vendor. It is expected that these applications will be Year 2000 compliant. However, no assurances can be given that such applications will be Year 2000 compliant. Should such systems not be Year 2000 compliant, the Company believes that reasonable manual alternatives are available to produce such data. The Company believes that such cost to perform these tasks are not considered to be material.

     The Company is in the process of identifying those vendors that it relies on to supply diagnostic test results relating to patient testing and to a small group of third-party payors. The Company intends to send inquires during the second quarter of 1999 to these vendors and third-party payors to ascertain compliance.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

1. On September 16, 1998, The Lehigh Group, Inc., now known as First Medical Group, Inc. was sued along with other defendants in the United States District Court of Northern Ohio Western Division pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The plaintiffs have alleged that the Company is the successor-in-interest to the Hilfinger Corporation (a defunct subsidiary of the Company) and claim that the Hilfinger Corporation arranged for the disposal or treatment of waste chemicals at one or more sites. The plaintiffs are seeking damages, jointly and severally, against the defendants in excess of $25 million. The occurrence was alleged to have taken place during the period of 1950 through 1972. The Company has put several insurance carriers on notice of this matter, however no determination has been made regarding whether there is insurance coverage. The plaintiffs have offered a settlement package of approximately $120,000. The Company has retained counsel in Ohio to defend this claim.

     On or about January 7, 1999, the United States Environmental Protection Agency ("USEPA") forwarded a demand to the Company and the other defendants for payment of USEPA'S response costs at the various landfills in an aggregate amount of approximately $792,000. A tolling agreement was entered between USEPA and the Company, and other parties to toll the statute of limitations until August 1, 1999 to allow the parties to negotiate a settlement. The demand asserts that the liability of the Company is joint and several. To date, to the knowledge of the Company's counsel handling this matter, no court action has been instituted by USEPA against the Company with respect to this matter. Accordingly, if this matter is adversely determined, it could have a material adverse effect on the Company's financial condition.

2. On or about June 26, 1998, the Company was sued in the United States District Court for the Southern District of Florida by plaintiffs who seek damages ranging between $150,000 and $200,000 in connection with the sale of stock in Dominion Healthnet, Inc. The plaintiffs claim they are entitled to this amount based upon a buy-out agreement the plaintiffs entered into with First Medical Corporation ( a subsidiary of the Company) when the plaintiffs sold their interest in Dominion Healthnet, Inc., to First Medical Corporation. The Company has retained counsel in Florida to defend this claim. If this matter is adversely determined, it could have a material adverse effect on the Company's financial condition.

3. In December 1998 a claim was filed against the Company by a former employee who seeks approximately $40,000 (plus attorneys' fees) for breach of an employment agreement. The Company does not believe that the final resolution of this matter will have a material adverse effect on the Company's financial condition.

4. In 1998 a claim was asserted against the Company by former consultants to the Company alleging the Company's obligation to pay approximately $50,000 and provide further consulting contracts to the complainants. The Company does not believe that the final resolution of this claim will have any material adverse effect on the Company's financial condition.

5. In 1998, a number of former employees of the Company and its affiliates presented claims against the Company in State Court, Miami, Florida, claiming in excess of $300,000 for vacation and sick pay, together with benefits and attorneys' fees. The Company has offered to settle with the preponderance of the plaintiffs whose claims the Company believes may have merit. The Company has retained counsel in Florida to defend this claim. The Company does not believe that the final resolution of this matter will have a material adverse effect on the Company's financial condition.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company continues to be in default in the payment of interest (approximately $969,000 interest is past due as of March 31, 1999) on the $390,000 principal amount of 13 1/2% Notes and 14 7/8% Debentures.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 1999.


EXHIBITS
--------

3.1       Restated Certificate of Incorporation and Amendments thereto
          (incorporated by reference to the Registrant's Annual Report on Form 10-K filed on April 16, 1998.

3.2 Certificate of Amendment to Restated Certificate of Incorporation dated November 12, 1997 (incorporated by reference to the Registrant's Proxy Statement dated October 29, 1997).

3.3       Form of Certificate of Designation of the Series A Convertible
          Preferred Stock.

3.4       Amended and Restated By-Laws of the Registrant, as amended to date
          (incorporated by reference to Exhibit 3(ii) to the Registrant's
          Current Report on form 8-K dated July 17, 1996).

4.1       Form of Indenture, dated as of October 15, 1985, among Registrant,
          NICO, Inc. and J. Henry Schroder Bank & Trust the Registrant, as
          Trustee, including therein the form of the subordinated debentures to which such Indenture relates (incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
          November 7, 1985).

4.2 Amendment to Indenture dated as of March 14, 1991 referenced to in Item 4(b)(1) (incorporated by reference to Exhibit 4(b)(2) to Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1990).

4.3 Indenture dated as of March 15, 1991 (the "Class B Note Indenture") among the Registrant, NICO, the guarantors signatory thereto, and Continental Stock Transfer and Trust the Registrant, as Trustee, to which the 8% Class B Senior Secured Redeemable Notes due
          March 15, 1999 of NICO were issued together with the form of such Notes (incorporated by reference to Exhibit 4(i) to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1990).

4.4 First Supplemental Indenture dated as of May 5, 1993 between NICO and Continental Stock Transfer & Trust the Registrant, as trustee under the Class B Note Indenture (incorporated by reference to Exhibit 4(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

4.5       Form of indenture beteen the Registrant, NICO and Shawmut Bank,
          N.A., as Trustee, included therein the form of Senior Subordinated
          Note due April 15, 1998 (incorporated by reference to Exhibit 4(b) to Amendment No. 2 to the Registrant's Registration Statement on
          Form S-2 dated May 13, 1988).

11.0 Statement re: computation of per share earnings (incorporated herein by reference to the notes to consolidated financial statements)

27.0      Financial Data Schedule


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FIRST MEDICAL GROUP, INC.



                                        By:  /s/ ELIAS M. NEMNOM
                                             -----------------------------
                                             Senior Vice President and
                                             Chief Financial Officer



Dated:  May 17, 1999