Form 10-Q/A
period 1998-03-31
FIRST MEDICAL GROUP INC
filed 1999-07-14
CIK 58526

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 AMENDMENT NO. 1

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
                                                         YES  X   NO
                                                            -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                     Outstanding at May 6, 1998
--------------------------------------------------------------------------------
Common Stock, par value                                9,397,292
     $.001 per share

                   FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------

PART I.                    FINANCIAL INFORMATION

Item 1.                    Financial Statements

                           Consolidated Statements of Operations -
                           Three Months Ended March 31, 1998 and 1997...............................1

                           Consolidated Balance Sheets -
                           March 31, 1998 and December 31, 1997.....................................2

                           Consolidated Statements of Changes in
                           Shareholders' Equity (Deficit) -
                           Three Months Ended March 31, 1998 and 1997...............................3

                           Condensed Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 1998 and 1997...............................4

                           Notes to Consolidated Financial Statements..............................5-6

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations...........................7-9

Item 3.                    Quantitative and Qualitative Disclosures about
                           Market Risk..............................................................9


PART II.          OTHER INFORMATION


Item 1.                    Legal Proceedings........................................................10

Item 3.                    Defaults upon Senior Securities..........................................10

Item 5.                    Other Information........................................................10

Item 6.                    Exhibits and Reports on Form 8-K.........................................11

                         PART I - FINANCIAL INFORMATION

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED MARCH 31,

                                                                   1998                1997
                                                                   ----                ----


Revenue                                                        $     2,764          $     2,014

Cost of revenue                                                      2,137                1,624
                                                               -----------          -----------

   Income from clinic operations                                       627                  390
Operating expenses:
Salaries and benefits                                                  332                   98
General and administrative                                             233                  167
Depreciation and amortization                                           32                   31
                                                               -----------          -----------
     Total operating expenses                                          597                  296

Income from operations                                                  30                   94
Interest expense, net                                                  (69)                 (14)
                                                               -----------          -----------

(Loss) income before income tax provision                              (39)                  80
Income tax provision                                                  (162)                 (45)
                                                               -----------          -----------
(Loss) income from continuing operations before
  discontinued operations                                             (201)                  35

Discontinued operations:
(Loss) income from operations of discontinued physician
   practice management and electrical supply division               (1,002)                  57
(Loss) on disposal of electrical supply division                      (591)                --
                                                               -----------          -----------
(Loss) income from discontinued operations                          (1,593)                  57

Cumulative effect of change in accounting principle                   (970)                --
                                                               -----------          -----------

Net (loss) income                                              $    (2,764)         $        92

(Loss) income per share - basic and diluted:
 (Loss) income from continuing operations                      $      (.02)         $      --
 (Loss) income from discontinued operations                           (.17)                 .01
Cumulative effect of change in accounting principle                   (.10)                --
                                                               -----------          -----------
(Loss) income per share                                        $      (.29)         $       .01

Weighted average number of common shares outstanding-
     basic and diluted                                           9,397,292            9,021,400

See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF DOLLARS)


                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
                           ASSETS

Current assets:
  Cash and cash equivalents                         $    570      $  1,421
  Accounts receivable                                    206            98
  Due from related parties                             1,232         1,140
  Inventories                                             11          --
  Prepaid expenses and other current assets               39            51
                                                    --------      --------

         Total current assets                          2,058         2,710

Property and equipment, net                              162           170
Intangible assets, net                                 1,323         2,014
Other assets                                            --             248
                                                    --------      --------

         TOTAL                                      $  3,543      $  5,142

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                  $    338      $    278
  Accrued expenses                                       315           383
  Deferred revenue                                       645           731
  Notes payable and accrued interest payable           4,081         3,999
  Net liabilities of discontinued operations           1,982           805
                                                    --------      --------

         Total current liabilities                     7,361         6,196

Commitments and contingencies

Shareholders' deficit:
  Common stock, par value $.001; authorized
     shares100,000,000; shares issued 9,397,292
     at March 31, 1998 and December 31, 1997               9             9
  Additional paid-in-capital                           8,084         8,084
  Accumulated deficit                                (11,911)       (9,147)
                                                    --------      --------
         Total shareholders' deficit                  (3,818)       (1,054)
                                                    --------      --------

         TOTAL                                      $  3,543      $  5,142


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES OF
   SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)


                                                                                       Retained       Total
                                          Number of    Common     Additional           Earnings    Shareholders'
                                            Shares      Stock     Paid-in Capital      (Deficit)  Equity (Deficit)
                                    -----------------------------------------------------------------------------

Balance, December 31, 1996                   10,000     $     --       $      380      $      324      $      704

Net income                                     --             --             --                92              92
                                         ----------     ----------     ----------      ----------      ----------
Balance, March 31, 1997                      10,000     $     --       $      380      $      416      $      796
                                         ----------     ----------     ----------      ----------      ----------
                                         ----------     ----------     ----------      ----------      ----------


Balance, December 31, 1997                9,397,292     $        9     $    8,084     $   (9,147)      $   (1,054)

Net loss                                       --             --             --           (2,764)          (2,764)
                                         ----------     ----------     ----------      ----------      ----------

Balance, March 31, 1998                   9,397,292     $        9     $    8,084      $  (11,911)     $   (3,818)
                                         ----------     ----------     ----------      ----------      ----------
                                         ----------     ----------     ----------      ----------      ----------




See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)



                                                Three Months Ended March 31,

                                                      1998          1997
                                                  -------------------------

Cash flows from operating activities:

Net (loss) income                                    $(2,764)     $    92

Adjustments to reconcile net (loss)
 income to net cash used in continuing
  operating activities:
Depreciation and amortization                             32           31
Cumulative effect of change in accounting
   principle                                             970         --
Increase in intangibles and other assets                 (55)         (52)
Increase (decrease) in net liabilities
  of discontinued operations                           1,178         (375)
Other changes, net                                      (294)         (26)
                                                     -------      -------

Net cash used in continuing operating
   activities                                           (933)        (330)


   Capital expenditures                                 --            (27)

    Investment in Lehigh                                --           (834)

    Proceeds from loan payables and others                82        1,314
                                                     -------      -------

Increase (decrease) in cash and cash equivalents        (851)         123

Cash and cash equivalents, beginning of year           1,421          124
                                                     -------      -------

Cash and cash equivalents, end of the period         $   570      $   247
                                                     -------      -------
                                                     -------      -------


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

Earnings (loss) per common share is calculated by dividing net income (loss) by weighted average number of common shares for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and other stock equivalents. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive.

2.       DISCONTINUED OPERATIONS

On April 14 and 15, 1998, the Company through certain of its wholly owned subsidiaries completed the sale of its Florida physician practice management operations. The sales price was approximately $6.75 million for certain assets of the Company. The Company is also divesting its Texas and Mid-West physician practice management operations. As a result of these transactions, the Company has reflected its physician practice management operations as discontinued operations for financial statement purposes.

On April 17, 1998, the Company sold Hallmark Electrical Supplies Corp. ("Hallmark") which was a wholly owned subsidiary of the Company to a certain member of management of the Company and certain members of management of Hallmark for a total sales price of $1.9 million. The purchase price of $1.9 million represented a cash payment of $750,000 and the assumption of $1.15 million of liabilities and a covenant not to compete by the member of the management of the Company.

Summarized financial information for discontinued operations is as follows (in thousands):


                                  Three Months Ended March 31,
                                      1998         1997
                                  ----------------------------
Revenue                            $ 19,532     $ 14,289

Net (loss) income                  $ (1,593)    $     57


                                              March 31,1998
                                              -------------

Current assets                                $     19,256
Other assets                                         3,367
                                               ------------
         Total assets                               22,623

Total liabilities                                   24,605
                                               ------------

Net liabilities of discontinued operations    $    (1,982)


3.       CHANGE IN ACCOUNTING PRINCIPLE

Prior to 1998, the Company capitalized certain costs relating to start-up operations. Pursuant to Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, the Company recorded $970,000 as a cumulative effect of the change in accounting principle relating to the write-off of such costs. This amount is reflected in the consolidated statement of operations for the three months ended March 31, 1998.



4.       SUPPLEMENTARY SCHEDULE


                                                         1998              1997
                                                             (In Thousands)
                                                             --------------
  Cash paid during the three months ended March 31 for:

  Interest                                               $ 69              $ 27
  Income taxes                                            162                 -

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION

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

  FINANCIAL CONDITION

  CASH AND CASH EQUIVALENTS. At March 31, 1998, the Company had cash of $ 570,000 as compared to $ 1.4 million at December 31, 1997. The decrease in cash and cash equivalents relates primarily to operating losses incurred during the three months ended March 31, 1998 in the physician practice management division.

  INTANGIBLE AND OTHER ASSETS. The decrease in intangible and other assets relates primarily to the write-off of start up costs of certain operations due to the change in accounting principle.

  NET LIABILITIES OF DISCONTINUED OPERATIONS. Net liabilities of discontinued operations at March 31, 1998 was $2.0 million as compared to $.8 million at December 31,1997. The increase in net liabilities is due to losses incurred in connection with the physician practice management division.

  RESULTS OF OPERATIONS
  FIRST QUARTER OF 1998 IN COMPARISION
  WITH FIRST QUARTER OF 1997

         REVENUE. Total revenue of the Company for the three months ended March 31, 1998 and 1997 was $2.8 million and $2.0 million, respectively, an increase of 37%, due mainly to the opening of two new clinics in Eastern Europe as well as increased patient visits in existing facilities.

         COST OF REVENUES. Cost of revenues for the three months ended March 31, 1998 and 1997 was $2.1 million and $ 1.6 million, respectively. Cost of revenues as a percentage of revenue, was 77% and 81% for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of revenues is due to increased staffing levels as a result of the increase in visits.

         OPERATING EXPENSES. Operating expenses for the Company were $597,000 during the three months ended March 31, 1998 as compared to $ 296,000 in 1997. Operating expenses as a percentage of revenue was 22% in 1998 as compared to 15% in 1997.


         (LOSS) INCOME FROM DISCONTINUED OPERATIONS. Loss from discontinued operations for the three months ended March 31,1998 was $1.6 million as compared to income of $57,000 for the first three months ended March 31, 1997.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle of $ 970,000 reflected in the consolidated statement of operations during the three months ended March 31, 1998 relates to the write-off of start-up costs of certain operations pursuant to Statement of Position 98-5.

         NET (LOSS) INCOME. Net loss for the three months ended March 31, 1998 was $2.8 million as compared to net income of $ 92,000 in the first quarter of 1997 due to the losses incurred in connection with discontinued operations as well as the impact related to the change in accounting principle.

  LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1998, the Company had a credit facility of $2.5 million bearing interest at 1/2% above prime, of which $500,000 is guaranteed by certain current and former members of the Company. At March 31, 1998, the Company had drawn down $2.325 million on this facility. The expiration date for the $2.5 million is July 31, 1998. The Company also borrowed an additional $537,000 to purchase Lehigh stock in connection with the merger. The expiration date for the $537,000 facility is October 1998.

         The Company is in default in the payment of interest (approximately $829,000 interest was past due as of March 31, 1998) on the $390,000 aggregate principal amount of its 13 1/2% Senior Subordinated Notes due May 15, 1998 ("13 1/2% Notes) and 14 7/8% Subordinated Debentures due October 15, 1995, ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception of certain of the 14 7/8% Debentures, which were retired during 1996).


         The working capital of the Company as of March 31, 1998 is at a deficit of $5.3 million as compared to $3.5 million as of December 31, 1997. The increase in the deficit of $1.8 million is due mainly to the increase of net liabilities related to discontinued operations. In addition, included in this deficit are the notes payable and accrued interest of approximately $1.2 million as of March 31, 1998 to which the Company is unable to locate the note holders.

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

         The Company is in the process of identifying those vendors that it relies on to supply diagnostic test results relating to patient testing and to a small group of third-party payors. The Company intends to send inquires to these vendors and third-party payors to ascertain compliance.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 1997.

                           PART II - OTHER INFORMATION


  ITEM 1. LEGAL PROCEEDINGS

  The Company is involved in minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial statements.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  The Company continues to be in default in the payment of interest (approximately $829,000 interest is past due as of March 31, 1998) on the $390,000 principal amount of 13 1/2% Notes and 14 7/8% Debentures.

  ITEM 5. OTHER INFORMATION

  As reported on a Form 8-K filed on April 29, 1998, on April 14 and 15, 1998, First Medical Group, Inc. ("FMG"), through certain of its wholly owned subsidiaries completed the sale of its Florida operations which amounted to the sale of all of the assets of its nine outpatient centers and its management agreements for the South Florida multi-specialty practices. The total sales price determined through arms-length negotiations, was approximately $6.75 million, the proceeds of which were used to payoff an existing loan with First Union Bank in the amount of $2,827,812, money owed to Humana Inc. in the sum of $1,227,045 and various accounts payable and other accrued liabilities in the amount of $1,483,541. The balance of the proceeds will be used for general working capital requirements.

  On April 17, 1998 FMG sold Hallmark Electrical Supplies Corp., ("Hallmark") which was a wholly owned subsidiary of FMG to Salvatore J. Zizza and the existing management of Hallmark for a total sales price of $1.9 million. The $1.9 million represented a cash payment of $750,000 and the assumption of $1.150 million of liabilities and Mr. Zizza's agreement not to compete.

  Simultaneously with the sale of Hallmark, Mr. Zizza resigned as Executive Vice President, Chief Financial Officer and Treasurer of FMG and its subsidiaries. Mr. Zizza continues to serve as a director of FMG.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A Form 8-K was filed on April 29, 1998 (see item 5).

EXHIBITS

3.1 Restated Certificate of Incorporation and Amendments thereto (incorporated by reference to the Registrant's Annual Report on Form 10-K filed on April 16, 1998).

3.2 Certificate of Amendment to Restated Certificate of Incorporation dated November 12, 1997 (incorporated by reference to the Registrant's Proxy Statement dated October 29, 1997).

3.3 Form of Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Appendix B of the Registrant's Proxy Statement contained in Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (previously Form S-4) dated June 26, 1997).

3.4 Amended and Restated By-Laws of the Registrant, as amended to date (incorporated by reference to Exhibit 3 (ii) to the Registrant's Current Report on Form 8-K dated July 17, 1996).

4.1 Form of Indenture, dated as of October 15, 1985, among Registrant, NICO, Inc. and J. Henry Schroder Bank & Trust the Registrant, as Trustee, including therein the form of the subordinated debentures to which such Indenture relates (incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated November 7,
         1985).

4.2 Amendment to Indenture dated as of March 14, 1991 (incorporated by reference to Exhibit (b) (2) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

4.3 Indenture dated as of March 15, 1991 (the "Class B Note Indenture") among the Registrant, NICO, the guarantors signatory thereto, and Continental Stock Transfer and Trust the Registrant, as Trustee, to which the 8% Class B Senior Secured Redeemable Notes due March 15, 1999 of NICO were issued together with the form of such Notes (incorporated by reference to Exhibit 4 (i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

4.4 First Supplemental Indenture dated as of May 5, 1993 between NICO and Continental Stock Transfer & Trust the Registrant, as trustee under the Class B Note Indenture (incorporated by reference to Exhibit 4 (h) to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993).

4.5 Form of indenture between the Registrant, NICO and Shawmut Bank, N.A., as Trustee, including therein the form of Senior Subordinated Note due April 15, 1998 (incorporated by reference to Exhibit 4 (b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-2 dated May 13, 1988).

11.0 Statement re: computation of per share earnings (incorporated herein by reference to the notes to consolidated financial statements).

27.0     Financial Data Schedule

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                             FIRST MEDICAL GROUP, INC.




                             By: /s/ Dennis A. Sokol
                                 ---------------------------
                                 Dennis A. Sokol
                                 Chief Executive Officer
                                 and President



Dated:  July 14, 1999