Form 10-Q/A
period 1998-03-30
FIRST MEDICAL GROUP INC
filed 1999-08-05
CIK 58526

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

                                                              YES  X   NO
                                                                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at August 14, 1998
-----------------------                         -----------------------------
Common Stock, par value                                 9,567,292
     $.001 per share

                   FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.                                          FINANCIAL INFORMATION

 Item 1.                  Financial Statements

                          Consolidated Statements of Operations -
                          Six Months Ended June 30, 1998 and 1997.............................1

                          Consolidated Balance Sheets -
                          June 30, 1998 and December 31, 1997.................................2

                          Consolidated Statements of Changes in
                          Shareholders' Equity (Deficit) -
                          Six Months Ended June 30, 1998 and 1997.............................3

                          Condensed Consolidated Statements of Cash Flows -
                          Six Months Ended June 30, 1998 and 1997.............................4

                          Notes to Consolidated Financial Statements........................5-7

 Item 2.                  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations....................8-11

 Item 3.                  Quantitative and Qualitative Disclosures about
                          Market Risk........................................................11


PART II.          OTHER INFORMATION


 Item 1.                 Legal Proceedings..................................................12

 Item 3.                 Defaults upon Senior Securities....................................12

 Item 5.                 Other Information..................................................12

 Item 6.                 Exhibits and Reports on Form 8-K................................13-14

                         PART I - FINANCIAL INFORMATION

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                               JUNE 30,
                                                                 --------                               --------

                                                            1998            1997               1998              1997
                                                            ----            ----               ----              ----
Revenue                                               $     2,701      $     2,409      $     5,465             $     4,423


Cost of revenue                                             2,509            1,845            4,646                   3,469
                                                      -----------      -----------      -----------             -----------

         Income from clinic operations                        192              564              819                     954

Operating expenses:
Salaries and benefits                                          74              329              406                     427
General and administrative                                    284              283              517                     450
Depreciation and amortization                                  33               64               65                      95
                                                      -----------      -----------      -----------             -----------
     Total operating expenses                                 391              676              988                     972

Loss from operations                                        (199)            (112)            (169)                    (18)
Interest expense,  net                                       (28)             (51)             (97)                    (65)
                                                      -----------     ------------     ------------             -----------

Loss before income tax provision                            (227)            (163)            (266)                    (83)
Income tax provision (credit)                                 165             (45)             327                       --
                                                      ------------    ------------     ------------             -----------
Loss from continuing operations before
  discontinued operations                                    (392)           (118)            (593)                    (83)

Discontinued operations:
Loss from operations of
 discontinued physician management
 and electrical supply division                              (980)         (2,245)          (1,982)                 (2,188)
Income on disposal of physician management
 and electrical supply division                              4,260             --            3,669                       --
                                                      ------------    ------------     ------------             -----------
Income (loss) from discontinued operations                   3,280         (2,245)            1,687                 (2,188)
Cumulative effect of change in
 accounting principle                                        --               --              (970)                      --
                                                      ------------    ------------     ------------             -----------
Net income (loss)                                        $   2,888       $ (2,363)           $  124               $ (2,271)

Income (loss) per share - basic and diluted:
Loss from continuing operations                          $   (.04)        $ (.01)          $  (.06)             $     (.01)
Income (loss) from discontinued operations                    .35           (.25)              .18                      --
Cumulative effect of change in
 accounting principle                                          --             --              (.10)                   (.24)
                                                      ------------   ------------      -------------           ------------
Income (loss) per share                                  $     .31        $ (.26)            $  .02                $  (.25)

Weighted average number of common
 shares outstanding-basic and diluted                    9,448,292      9,021,400         9,422,651               9,021,400

See accompanying notes to consolidated financial statements
                                       1.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF DOLLARS)


                                                                                            June 30, 1998  December 31, 1997
                                                                                            -------------  -----------------




                                   ASSETS
Current assets:
  Cash and cash equivalents                                                                       $ 1,982      $ 1,421
  Accounts receivable                                                                                 204           98
  Due from related parties                                                                          1,172        1,140
  Inventories                                                                                          11           --
  Prepaid expenses and other current assets                                                            60           51
                                                                                                  -------      -------

         Total current assets                                                                       3,429        2,710

Property and equipment, net                                                                           164          170
Intangible assets, net                                                                              1,298        2,014
Other assets                                                                                         --            248
                                                                                                  -------      -------

         TOTAL                                                                                    $ 4,891      $ 5,142

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                                $   352      $   278
  Accrued expenses                                                                                    854          383
  Deferred revenue                                                                                    597          731
  Notes payable and accrued interest payable                                                        1,264        3,999
  Net liabilities of discontinued operations                                                        2,584          805
                                                                                                  -------       ------
         Total current liabilities                                                                  5,651        6,196

Commitments and contingencies

Shareholders' deficit:
  Common stock, par value $.001; authorized shares100,000,000; shares issued
     9,567,292 at June 30, 1998 and 9,397,292 at
     December 31, 1997                                                                                 10            9
  Additional paid-in-capital                                                                        8,253        8,084
  Accumulated deficit                                                                              (9,023)     (9,147)
                                                                                                  --------      ------
         Total shareholders' deficit                                                                 (760)     (1,054)
                                                                                                  --------       ------
         TOTAL                                                                                    $ 4,891      $ 5,142


See accompanying notes to consolidated financial statements

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES OF
   SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)


                                                                                        Retained           Total
                                               Number of     Common       Additional    Earnings        Shareholders'
                                                 Shares       Stock     Paid-in Capital (Deficit)     Equity (Deficit)
                                                 ---------------------------------------------------------------------
Balance, December 31, 1996                        10,000     $    --       $  380      $    324         $    704

Net loss                                            --            --           --        (2,271)          (2,271)
                                                 -------     ---------     --------     --------        ---------
Balance, June 30, 1997                            10,000     $    --       $  380      $ (1,947)        $ (1,567)
                                                 -------     ---------     --------     --------        ---------
                                                 -------     ---------     --------     --------        ---------




Balance, December 31, 1997                     9,397,292     $    9        $  8,084     $ (9,147)        $ (1,054)

Issuance of common stock                         170,000          1             169            --             170

Net income                                           --          --              --           124             124
                                               ---------     ---------     ---------     ---------       ---------


Balance, June 30, 1998                         9,567,292     $   10        $  8,253     $ (9,023)        $  (760)
                                               ---------     ---------     ---------     ---------       ---------
                                               ---------     ---------     ---------     ---------       ---------



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)



                                                                Six Months Ended June 30,

                                                                1998               1997
                                                           ----------------------------

Cash flows from operating activities:

Net income (loss)                                                $   124      $(2,271)

Adjustments to reconcile net income (loss)
  to net cash used in continuing
  operating activities:
Depreciation and amortization                                         65            95
Cumulative effect of change in accounting principle                  970            --
Noncash compensation                                                 170            --
Increase in intangibles and other assets                             (56)        (522)
Increase  in net liabilities of discontinued operations             1,179        2,333
Other changes, net                                                    853        (425)
                                                                  -------      -------

Net cash provide by (used in) continuing operating
   activities                                                       3,305        (790)


Capital expenditures                                                  (9)         (41)

Investment in Lehigh                                                   --        (819)

Proceeds(repayment) of loan payables and others                    (2,735)       2,142
                                                                   -------     -------

Increase in cash and cash equivalents                                  561         492

Cash and cash equivalents, beginning of year                         1,421         124
                                                                   -------     -------

Cash and cash equivalents, end of the period                       $ 1,982     $   616
                                                                   -------     -------
                                                                   -------     -------

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

Earnings (loss) per common share is calculated by dividing net income (loss) by weighted average number of common shares for the period. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and other stock equivalents. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive.

2.       Discontinued Operations

On April 14 and 15, 1998, the Company through certain of its wholly-owned subsidiaries completed the sale of its Florida physician practice management operations. The sales price was approximately $6.75 million for certain assets of the Company. As a result of these transactions, the Company has reflected its physicians practice management division as discontinued operations for financial statement purposes.

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

On July 8, 1998, the Company through its wholly-owned subsidiary, First Medical Corporation, Inc. sold all of the assets of its Indiana operations and its contracts with Humana Health Plan, Inc. ("Humana") to provide physician practice management to MCO, LLC. The total sales price was $727,378. The proceeds of the sale were used to pay off the existing loan with Devon Bank in the amount of $377,378 and $350,000 was applied to amounts owed to Humana.

On July 16, 1998, First Medical Corporation-Texas Division, sold its assets to Durham Physicians Group, P.A. for $90,000 to be paid in equal installments beginning July 1, 1999, bearing 8% interest per annum compounded annually. First Medical Corporation-Texas Division and Durham Physicians Group, P.A. also terminated their Full Service Management Agreement.

Summarized financial information for discontinued operations is as follows (in thousands):

                                                                                    Six Months Ended June 30,
                                                                                        1998         1997
                                                                                        -----------------
Revenue                                                                                 $ 19,604     $ 28,360

Loss from discontinued operations                                                       $ (1,982)    $(2,188)



                                                                                    June 30, 1998
                                                                                    -------------


Current assets                                                                      $ 10,403
Other assets                                                                             327
                                                                                    --------
         Total assets                                                                 10,730

Total liabilities                                                                     13,314
                                                                                    --------
Net liabilities of discontinued operations                                          $ (2,584)

3.       Change in Accounting Principle

Prior to 1998, the Company capitalized certain costs relating to start-up operations. Pursuant to Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, the Company recorded $970,000 as a cumulative effect of the change in accounting principle relating to the write-off of such costs. This amount is reflected in the consolidated statement of operations for the six months ended June 30, 1998.

4.       Subsequent Event

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

5.       Supplementary Schedule

                                                        1998              1997
                                                           (in thousands)
                                                        ----------------------
Cash paid during the six months ended June 30, for:

Interest                                                $ 52              $ 65
Income taxes                                             327                --

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

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS. At June 30, 1998, the Company had cash of $ 2.0 million as compared to $ 1.4 million at December 31, 1997. The increase in cash and cash equivalents relates primarily to the net proceeds received form the sale of the Florida physician practice management operations in April 1998 offset by operating losses of $ 2.0 million incurred during the six months ended June 30, 1998 in the physician practice management division and the repayment of the Company's bank facility of $2.8 million.

INTANGIBLE AND OTHER ASSETS. The decrease in intangible and other assets relates primarily to the write-off of start up costs of certain operations due to the change in accounting principle.

NOTES PAYABLE AND ACCRUED INTEREST PAYABLE. Notes payable and accrued interest payable at June 30, 1998 was $1.3 million as compared to $4.0 million at December 31, 1997. Proceeds from the sale of the Florida physician practice management operations were used to repay $2.8 million of bank facilities.

NET LIABILITIES OF DISCONTINUED OPERATIONS. Net liabilities of discontinued operations at June 30, 1998 was $2.6 million as compared to $800,000 at December 31, 1997. The increase in net liabilities is due to operating losses incurred in connection with the physician practice management division.

RESULTS OF OPERATIONS
SECOND QUARTER OF 1998 IN COMPARISION
WITH SECOND QUARTER OF 1997

       REVENUE. Total revenue of the Company for the three months ended June 30, 1998 and 1997 was $2.7 million and $2.4 million, respectively, an increase of 12%, due mainly to the opening of two new clinics in Eastern Europe as well as increased patient visits in existing facilities.

       COST OF REVENUES. Cost of revenues for the three months ended June 30, 1998 and 1997 was $2.5 million and $ 1.8 million, respectively. Cost of revenues as a percentage of revenue, was 93% and 77% for the three months ended June 30, 1998 and 1997, respectively. The increase relates to increased staff levels as a result of increased visits.

         OPERATING EXPENSES. Operating expenses for the Company were $391,000 during the three months ended June 30, 1998 as compared to $ 676,000 in 1997. Operating expenses as a percentage of revenue was 15% in 1998 as compared to 28% in 1997. The decrease is attributable to a reduction of corporate overhead as a result of the divestiture of the physician practice management division.


       INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the three months ended June 30, 1998 was $3.3 million as compared to a loss of $2.2 million for the three months ended June 30, 1997. Included in income from discontinued operations for the three months ended June 30, 1998 was a gain of $4.3 million resulting from the sale of the Florida physician practice management operations.

       NET INCOME (LOSS). Net income for the three months ended June 30, 1998 was $2.9 million as compared to a net loss of $ 2.4 million in the second quarter of 1997 due primarily to the gain on sale of the Florida managed care operations of $4.3 million offset by the losses of $ 1.0 million incurred in connection with discontinued operations.

RESULTS OF OPERATIONS
FIRST HALF OF 1998 IN COMPARISION
WITH FIRST HALF OF 1997

       REVENUE. Total revenue of the Company for the six months ended
June 30, 1998 and 1997 was $5.5 million and $4.4 million, respectively, an increase of 24%, due mainly to the opening of two new clinics in Eastern Europe as well as increased patient visits in existing facilities.

       COST OF REVENUES. Cost of revenues for the six months ended June 30, 1998 and 1997 was $4.6 million and $ 3.5 million, respectively. Cost of revenues as a percentage of revenue, was 85% and 78% for the six months ended June 30, 1998 and 1997, respectively. The increase was related to increased staffing levels as a result of the increase in visits.

       OPERATING EXPENSES. Operating expenses for the Company were $988,000 during the six months ended June 30, 1998 as compared to $ 972,000 in 1997. Operating expenses as a percentage of revenue was 18% in 1998 as compared to 22% in 1997.

       INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the six months ended June 30, 1998 was $1.7 million as compared to a loss of $2.2 million for the six months ended June 30, 1997. Included in income from discontinued operations for the six months ended June 30, 1998 was a net gain of $3.7 million resulting from the sale of the Florida physician practice management and electrical supply business.

       CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle of $ 970,000 reflected in the consolidated statement of operations during the six months ended June 30, 1998 relates to the write-off of start-up costs of certain operations pursuant to Statement of Position 98-5.
                                       9.

         NET INCOME (LOSS). Net income for the six months ended June 30, 1998 was $124,000 as compared to a net loss of $2.3 million for the six months ended June 30, 1997 due primarily to the net gain on sale of the Florida physician practice management operations and electrical supply business of $3.7 million offset by $ 2.0 million of operating losses incurred in connection with discontinued operations and the impact relating to the change in accounting principle.


LIQUIDITY AND CAPITAL RESOURCES

       The working capital of the Company as of June 30, 1998 is at a deficit of $2.2 million as compared to $3.5 million as of December 31, 1997. The decrease in the deficit of $1.3 million is due mainly to the sale of the Florida physician practice management operation and the electrical supply business offset by an increase of net liabilities related to discontinued operations due to operating losses incurred in connection with the physician practice management division. Included in the working capital deficit as of June 30, 1998 are the notes payable and accrued interest of approximately $1.3 million of which the Company is unable to locate the note holders.

       The Company is in default on the payment of interest (approximately $874,000 interest was past due as of June 30, 1998) on the $390,000 aggregate principal amount of its 13 1/2% Senior Subordinated Notes due May 15, 1998 ("13 1/2% Notes") and 14 7/8% Subordinated Debentures due October 15, 1995, ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception of certain of the 14 7/8% Debentures, which were retired during 1996).

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

         The Company is in the process of identifying those vendors that it relies on to supply diagnostic test results relating to patient testing and to a small group of third-party payors. The Company intends to send inquires to these vendors and third-party payors to ascertain compliance.
                                       10.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company continues to be in default in the payment of interest
(approximately $874,000 interest is past due as of June 30, 1998) on the $390,000 principal amount of 13 1/2% Notes and 14 7/8% Debentures.

ITEM 5. OTHER INFORMATION

As reported on a Form 8-K filed on April 29, 1998, on April 14 and 15, 1998, First Medical Group, Inc., ("FMG") through certain of its wholly-owned subsidiaries completed the sale of its Florida operations which amounted to the sale of all of the assets of its nine outpatient centers and its management agreements for the South Florida multi-specialty practices. The total sales price determined through arms-length negotiations, was approximately $6.75 million, the proceeds of which were used to payoff an existing loan with First Union Bank in the amount of $2,827,812, money owed to Humana Inc., in the sum of $1,227,045 and various accounts payable and other accrued liabilities in the amount of $1,483,541. The balance of the proceeds will be used for general working capital requirements.

On April 17, 1998 FMG sold Hallmark Electrical Supplies Corp., ("Hallmark") which was a wholly owned subsidiary of FMG to Salvatore J. Zizza and the existing management of Hallmark for a total sales price of $1.9 million. The $1.9 million represented a cash payment of $750,000 and the assumption of $1.15 million of liabilities and Mr. Zizza's agreement not to compete.

Simultaneously with the sale of Hallmark, Mr. Zizza resigned as Executive Vice President, Chief Financial Officer and Treasurer of FMG and its subsidiaries. Mr. Zizza continues to serve as a director of FMG.

On July 8, 1998, the Company through its wholly-owned subsidiary, First Medical Corporation, Inc. sold all of the assets of its Indiana operations and its contracts with Humana Health Plan, Inc. ("Humana") to provide physician practice management to MCO, LLC. The total sales price was $727,378. The proceeds of the sale were used to pay off the existing loan with Devon Bank in the amount of $377,378 and $350,000 was applied to amounts owed to Humana.

On July 16, 1998, First Medical Corporation-Texas Division, sold its assets to Durham Physicians Group, P.A. for $90,000 to be paid in equal installments beginning July 1, 1999, bearing 8% interest per annum compounded annually. First Medical Corporation-Texas Division and Durham Physicians Group, P.A. also terminated their Full Service Management Agreement.

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

3.3 Form of Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Appendix B of the Registrant's Proxy Statement contained in Pre-Effective Amendment No. 5 to the Registrant Registration Statement on Form S-1 (previously Form S-4) dated June 26, 1997).

3.4 Amended and Restated By-Laws of the Registrant, as amended to date (incorporated by reference to Exhibit 3 (ii) to the Registrant's Current Report on Form 8-K dated July 17, 1996).

4.1 Form of Indenture, dated as of October 15, 1985, among Registrant, NICO, Inc. and J. Henry Schroder Bank & Trust the Registrant, as Trustee, including therein the form of the subordinated debentures to which such Indenture relates (incorporated by reference to Exhibit 4
         (a) to the Registrant's Current Report on Form 8-K dated November 7,
         1985).

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







                                                     FIRST MEDICAL GROUP, INC.




                                               By:  /s/ Dennis A. Sokol
                                                    --------------------------
                                                        Dennis A. Sokol
                                                        Chief Executive Officer
                                                        and President



Dated:  August 5, 1999