Form 10-Q
period 1999-06-30
FIRST MEDICAL GROUP INC
filed 1999-08-16
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For Quarter Ended June 30, 1999     Commission File Number 1-155

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

                                                           YES X     NO
                                                              -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at August 13, 1999
-----------------------                         ------------------------------
Common Stock, par value                                    9,567,292
    $.001 per share

                   FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Statements of Operations -
              Six Months Ended June 30, 1999 and 1998....................3

              Consolidated Balance Sheets -
              June 30, 1999 and December 31, 1998........................4

              Consolidated Statements of Changes in
              Shareholders' Equity (Deficit) -
              Six Months Ended June 30, 1999 and 1998....................5

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1999 and 1998....................6

              Notes to Consolidated Financial Statements.................7

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........8-12

  Item 3.     Quantitative and Qualitative Disclosures about
              Market Risk............................................12-13

Part II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.........................................13

   Item 3.    Defaults upon Senior Securities........................13-14

   Item 6.    Exhibits and Reports on Form 8-K.......................12-13

                         PART I - FINANCIAL INFORMATION

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                         --------                            --------

                                                    1999          1998                 1999            1998
                                                    ----          ----                 ----            ----


Revenue                                       $    2,871      $    2,701         $    5,697       $    5,465

Cost of revenue                                    2,179           2,509              4,406            4,646
                                                  ------          ------             ------           ------

         Income from clinic operations               692             192              1,291              819

Operating expenses:
Salaries and benefits                                235              74                401              406
General and administrative                           324             284                421              517
Depreciation and amortization                         97              33                191               65
                                                  ------          ------             ------           ------
     Total operating expenses                        656             391              1,013              988

Income (loss)  from operations                        36            (199)               278             (169)
Interest income (expense),  net                       18             (28)                20              (97)
                                                  ------          ------             ------           ------

Income (loss) before income tax provision             54            (227)               298             (266)
Income tax provision (credit)                        (43)            165                139              327
                                                  ------          ------             ------           ------
Income (loss)  from continuing operations
before discontinued operations                        97            (392)               159             (593)

Discontinued operations:
Income (loss) from operations of
 discontinued physician management
 and electrical supply division                      225            (980)               450           (1,982)
Income on disposal of physician management
 and electrical supply division                       --           4,260                 --            3,669
                                                  ------          ------             ------           ------
Income from discontinued operations                  225           3,280                450            1,687
Cumulative effect of change in
 accounting principle                                 --              --                 --              970
                                                  ------          ------             ------           ------
Net income                                    $      322      $    2,888         $      609       $      124

Income per share - basic and diluted:
Income (loss) from continuing operations      $      .01      $     (.04)        $      .02       $     (.06)
Income from discontinued operations                  .02             .35                .04              .18
Cumulative effect of change in
 accounting principle                                 --              --                 --             (.10)
                                                  ------          ------             ------           ------
Income  per share                             $      .03      $      .31         $      .06       $      .02

Weighted average number of common
 shares outstanding-basic and diluted          9,567,292       9,448,292          9,567,292        9,422,651


See accompanying notes to the consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                              June 30, 1999             December 31, 1998
                                                              -------------             -----------------

                           ASSETS

Current assets:
  Cash and cash equivalents                                     $    520                    $    909
  Accounts receivable, net of allowance
    for doubtful accounts of $80,000
    and $54,000 at June 30, 1999
    and December 31, 1998, respectively                              453                         471
  Inventories                                                        103                         117
  Prepaid expenses and other current assets                          540                         164
                                                                --------                    --------

         Total current assets                                      1,616                       1,661

Property and equipment, net                                          660                         603
Deferred tax asset                                                   658                         577
Intangible assets, net                                             2,244                       2,079
Other assets                                                          77                          72
                                                                --------                    --------

         TOTAL                                                  $  5,255                    $  4,992

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $    781                    $    852
  Accrued expenses                                                 1,340                       1,085
  Deferred revenue                                                   521                         689
  Notes payable and accrued interest payable                       1,359                       1,359
  Net liabilities of discontinued operations                         620                         981
                                                                --------                    --------

         Total current liabilities                                 4,620                       4,966

Commitments and contingencies

Shareholders' equity:
  Common stock, par value $.001; authorized
     shares 100,000,000; shares issued and
     outstanding 9,567,292 at June 30, 1999
     and December 31, 1998                                            10                          10
  Additional paid-in-capital                                       8,253                       8,253
  Accumulated deficit                                             (7,628)                     (8,237)
                                                                --------                    --------
         Total shareholders' equity                                  635                          26
                                                                --------                    --------

         TOTAL                                                  $  5,255                    $  4,992


See accompanying notes to the consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                              Total
                                Number of      Common      Additional      Accumulated     Shareholders'
                                 Shares        Stock    Paid-in Capital     (Deficit)     Equity (Deficit)

Balance, December 31, 1997      9,397,292       $  9        $ 8,084         $ (9,147)         $ (1,054)

Issuance of common stock          170,000          1            169               --               170

Net income                             --         --             --              124               124
                                ---------       ----        -------         --------          --------

Balance, June 30, 1998          9,567,292       $ 10        $ 8,253         $ (9,023)         $   (760)
                                =========       ====        =======         ========          ========



Balance, December 31, 1998      9,567,292       $ 10        $ 8,253         $ (8,237)         $     26

Net income                             --         --             --              609
                                ---------       ----        -------         --------

Balance, June 30, 1999          9,567,292       $ 10        $ 8,253         $ (7,628)         $    635
                                =========       ====        =======         ========          ========


See accompanying notes to the consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                            Six Months Ended June 30,

                                                            1999                1998
                                                       ----------------------------------


Cash flows from operating activities:

Net income                                                $   609             $   124

Adjustments to  reconcile  net income to
  net cash used in continuing operating
  activities:
Depreciation and amortization                                 191                  65
Cumulative effect of change in accounting
  principle                                                    --                 970
Noncash compensation                                           --                 170
Increase in deferred tax asset                               ( 81)                 --
Increase in intangibles and other assets                     (263)                (56)
(Decrease) increase  in net liabilities
  of discontinued operations                                 (361)              1,179
Other changes, net                                           (330)                853
                                                          -------             -------

Net cash provide by (used in)  continuing operating
  activities                                                 (235)              3,305


Capital expenditures                                         (154)               (  9)

Repayment of loan payables and others                          --              (2,735)
                                                          -------             -------

(Decrease) increase in cash and cash equivalents             (389)                561

Cash and cash equivalents, beginning of year                  909               1,421
                                                          -------             -------
Cash and cash equivalents, end of the period              $   520             $ 1,982

                                                          =======             =======


See accompanying notes to the consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The financial information for the three months and six months ended June 30, 1999 and 1998 is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in First Medical Group, Inc.'s (the "Company") December 31, 1998 Report on Form-10-K.

The results of operations for the three month and six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

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

3.   SUPPLEMENTARY SCHEDULE

                                         1999           1998
                                           (in thousands)
                                           --------------

Cash paid during the six months
ended June 30, for:
Interest                                 $  --          $  52
Income taxes                               100            327

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

Financial Condition

CASH AND CASH EQUIVALENTS. At June 30, 1999, the Company had cash of $ 520,000 as compared to $ 909,000 at December 31, 1998. The decrease in cash and cash equivalents relates primarily to $320,000 of payments made by the Company relating to prepaid rent on the new Moscow clinic facility . The new facility is scheduled to open in the fourth quarter of 1999.

PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets at June 30, 1999 was $525,000 as compared to $164,000 at December 31, 1998. The increase in prepaid expenses and other current assets of $361,000 relates mainly to prepaid rent deposits of $320,000 made by the Company in connection with the construction of the new Moscow facility.

INTANGIBLE ASSETS. Intangible assets at June 30, 1999 was $2.2 million as compared to $2.1 million at December 31, 1998. The increase relates primarily to a non-compete agreement entered into with a former employee of the Company amounting to approximately $258,000. This amount is being amortized over a period of five (5) years.

NET LIABILITIES OF DISCONTINUED OPERATIONS. Net liabilities of discontinued operations at June 30, 1999 was $620,000 as compared to $981,000 at December 31, 1998. The decrease in net liabilities is due to the settlement of certain claims relating to discontinued operations which occurred during the first six months of 1999.

Results of Operations
Second Quarter of 1999 in Comparison
with Second Quarter of 1998

     REVENUE. Total revenue of the Company for the three months ended June 30, 1999 and 1998 was $2.9 million and $2.7 million, respectively, an increase of 6%. Patient and dental visits for the three months ended June 30, 1999 were 4,932 and 1,112 respectively, as compared to 5,614 and 1,154 for the three months ended June 30, 1998. This represents a decrease of 682 patient visits or 12.2% and 32 dental visits or 2.8%, for the second quarter of 1999 as compared to the second quarter of 1998. This decrease is primarily attributable to the Company's outdated facility in Moscow, Russia. As a result, the Company is in the process of constructing a new inpatient/outpatient facility in Moscow. These decreases were offset by an increase of approximately 3% in average patient per diem charged for medical and dental services in 1999. Included in revenues for the three months ended June 30, 1999 was $254,000 relating to reimbursement of legal fees and other expenses paid on behalf of the Hospital Corporation International, Ltd. and American Medical Centers, Inc. litigation.

     COST OF REVENUES. Cost of revenues for the three months ended June 30, 1999 and 1998 was $2.2 million and $ 2.5 million, a decrease of $330,000 or 13%, respectively. Cost of revenues as a percentage of revenue, was 76% and 93% for the three months ended June 30, 1998 and 1997, respectively. The decrease relates to a reduction of staffing levels as a result of the decrease in visits.

     OPERATING EXPENSES. Operating expenses for the Company were $656,000 during the three months ended June 30, 1999 as compared to $ 391,000 in 1998, an increase of $265,000 or 68%. Operating expenses as a percentage of revenue was 23% in 1999 as compared to 14% in 1997. Included in operating expenses for the three months ended June 30, 1999 was approximately $43,000 of additional salary expense incurred in connection with the construction of the new facility and $26,000 of additional amortization expense relating to the amortization of the non-compete agreement.

     INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the three months ended June 30, 1999 was $225,000 as compared to income of $3.3 million for the three months ended June 30, 1998. Included in income from discontinued operations for the three months ended June 30, 1998 was a gain of $4.3 million resulting from the sale of the Florida physician practice management operations.

     NET INCOME. Net income for the three months ended June 30, 1999 was $322,000 as compared to $ 2.9 million in the second quarter of 1998 due primarily to the gain on sale of the Florida managed care operations of $4.3 million offset by the losses of $ 1.0 million incurred in connection with discontinued operations during the second quarter of 1998.

Results of Operations
First Half of 1999 in Comparision
with First Half of 1998

     REVENUE. Total revenue of the Company for the six months ended June 30, 1999 and 1998 was $5.7 million and $5.5 million, respectively, an increase of 4%. Patient and dental visits for the six months ended June 30, 1999 were 9,993 and 2,132 respectively, as compared to 11,017 and 2,244 for the six months ended June 30, 1998. This represents a decrease of 1,024 patient visits or 9.3% and 112 dental visits or 5%, for the first half of 1999 as compared to the first half of 1998. This decrease is primarily attributable to the Company's outdated facility in Moscow, Russia. As a result, the Company is in the process of constructing a new inpatient/outpatient facility in Moscow. These decreases were offset by an increase of approximately 3% in average patient per diem charged for medical and dental services in 1999. Included in revenues for the six months ended June 30, 1999 was $254,000 relating to reimbursement of legal fees and other expenses paid on behalf of the Hospital Corporation International, Ltd. and American Medical Centers, Inc. litigation.

     COST OF REVENUES. Cost of revenues for the six months ended June 30, 1999 and 1998 was $4.4 million and $4.6 million, a decrease of $240,000 or 5%, respectively. Cost of revenues as a percentage of revenue, was 77% and 85% for the six months ended June 30, 1999 and 1998, respectively.

     OPERATING EXPENSES. Operating expenses for the Company were $1,013,000 during the six months ended June 30, 1999 as compared to $ 988,000 in 1998, an increase of $25,000 or 3%. Operating expenses as a percentage of revenue was 18% in 1999 and 1998.

     INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the six months ended June 30, 1999 was $450,000 as compared to a $1.7 million for the six months ended June 30, 1998. The income form discontinued operations for the six months ended June 30, 1999 relates primarily to the settlement of certain claims relating to discontinued operations. Included in income from discontinued operations for the six months ended June 30, 1998 was a net gain of $3.7 million resulting from the sale of the Florida physician practice management and electrical supply business.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle of $ 970,000 reflected in the consolidated statement of operations during the six months ended June 30, 1998 relates to the write-off of start-up costs of certain operations pursuant to Statement of Position 98-5.

     NET INCOME. Net income for the six months ended June 30, 1999 was $ 609,000 as compared to $124,000 for the six months ended June 30, 1998 due primarily to the factors noted above.

Liquidity and Capital Resources

     The working capital of the Company as of June 30, 1999 is at a deficit of $3.0 million as compared to $3.3 million as of December 31, 1998. The decrease in the deficit of $301,000 relates primarily to the obligation incurred by the Company in the amount of $258,000 relating to the non-compete offset by the reduction of net liabilities of discontinued operations resulting from the settlement of cetain claims. Included in the working capital deficit as of June 30, 1999 are the notes payable and accrued interest of approximately $1.3 million of which the Company is unable to locate the note holders. The Company intends to reduce such deficit by raising additional funds from current stockholders and other related parties.

     The Company is in default on the payment of interest (approximately $969,000 interest was past due as of June 30, 1999) on the $390,000 aggregate principal amount of its 13 1/2 % Senior Subordinated Notes due May 15, 1998 ("13 1/2 % Notes") and 14 7/8% Subordinated Debentures due October 15, 1995, ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception of certain of the 14 7/8% Debentures, which were retired during 1996). The Company believes that any claim for payment of interest on these securities is precluded by the applicable statute of limitations. The Company is currently reviewing the legal status of the matter to determine its obligations, if any, given that the note holders cannot be located.

     Subsequent to June 30, 1999, the Company intends to enter into agreements to raise $1 million to $1.5 million from current stockholders and other related parties, of which $500,000 was advanced to the Company August 12, 1999. The funds raised will be used to complete the American Hospital of Moscow Annex, the Company's new medical facility in Moscow, Russia. In addition, the Company intends to engage an investment bank to assist it in raising an additional $10 million to facilitate the Company's business plan.


Year 2000

     The Company is aware of the issues related with the computer systems that could be affected by the "Year 2000." The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. This could cause those systems to process and record information incorrectly or possibly fail to function in the year 2000.

     The Company primarily uses general business applications on a PC-based system that are licensed by the same vendor. These applications are Year 2000 compliant. Should such systems not be fully functional, the Company believes that reasonable manual alternatives are available to produce such data. The Company believes that such cost to perform these tasks are not considered to be material. The Company is in the process of testing a new billing and scheduling system for its clinic operations. The Company expects to install this new program during the fourth quarter of 1999. Such system is Year 2000 compliant.

     The Company is in the process of identifying those vendors that it relies on to supply diagnostic test results relating to patient testing and to a small group of third-party payors. The Company is in the process of sending inquires to these vendors and third-party payors to ascertain compliance. If such vendors do not reply or cannot provide Year 2000 compliant services, the Company may need to locate alternative sources for goods and services.

     The Company believes that the most reasonably likely worse case scenario with respect to the Year 2000 issues is the possibility that medical equipment and systems used to diagnosis patients will result in the Company experiencing difficulty in providing proper treatment to patients. In addition, the Company also deals with numerous client customers and insurance companies and such Year 2000 issues may result in delays in payment to the Company for services rendered which could adversely affect the Company's results of operations and liquidity.

     The Company believes that it is taking reasonable and adequate measures to address Year 2000 issues. However, there can be no assurance that the Company's information systems, medical equipment and other systems will be Year 2000 compliant by December 31, 1999, or that suppliers and third-party insurance payors are, or will be Year 2000 compliant, or that the cost required to address the Year 2000 issue will not have a material adverse effect on the Company's business, financial condition or results of operations.The Company's clinic operations are located in Eastern European countries. To the extent that the Year 2000 problems affect the Company's ability to provide adequate patient care, the Company may cease providing such services to patients. In addition, failures of the banking system, basic utility providers, telecommunication providers and other services as a result of Year 2000 problems, could have a material adverse effect on the ability of the Company to conduct its business.

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 1998.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

1. On September 16, 1998, The Lehigh Group, Inc., now known as First Medical Group, Inc. was sued along with other defendants in the United States District Court of Northern Ohio Western Division pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The plaintiffs have alleged that the Company is the successor-in-interest to the Hilfinger Corporation (a defunct subsidiary of the Company) and claim that the Hilfinger Corporation arranged for the disposal or treatment of waste chemicals at one or more sites. The Company disputes that it is such successor-in-interest. The plaintiffs are seeking damages, jointly and severally, against the defendants in excess of $25 million. The occurrence was alleged to have taken place during the period of 1950 through 1972. The Company has put several insurance carriers on notice of this matter, however no determination has been made regarding whether there is insurance coverage. The Company has retained counsel in Ohio to defend this claim.

       On or about January 7, 1999, the United States Environmental Protection Agency ("USEPA") forwarded a demand to the Company and the other defendants for payment of USEPA'S response costs at the various landfills in an aggregate amount of approximately $792,000. A tolling agreement was entered between USEPA and the Company, and other parties to toll the statute of limitations until August 1, 1999 to allow the parties to negotiate a settlement. The demand asserts that the liability of the Company is joint and several. To date, to the knowledge of the Company's counsel handling this matter, no court action has been instituted by USEPA against the Company with respect to this matter. The Company believes that it has no liability with respect to this matter. However, if this matter is adversely determined, it could have a material adverse effect on the Company's financial condition.

2. On or about June 26, 1998, the Company was sued in the United States District Court for the Southern District of Florida by plaintiffs who seek damages in connection with the sale of stock in Dominion Healthnet, Inc. The plaintiffs claim they are entitled to this amount based upon a buy-out agreement the plaintiffs entered into with First Medical Corporation (a subsidiary of the Company) when the plaintiffs sold their interest in Dominion Healthnet, Inc., to First Medical Corporation. Subsequent to June 30, 1999, the Company has reached an agreement with the plaintiffs to settle this claim for $165,000.

3. In 1998 a claim was asserted against the Company by former consultants to the Company alleging the Company's obligation to pay approximately $50,000 and provide further consulting contracts to the complaintants. The Company does not believe that the final resolution of this claim will have any material adverse effect on the Company's financial condition.

4. In 1998, a number of former employees of the Company and its affiliates presented claims against the Company in State Court, Miami, Florida, claiming in excess of $300,000 for vacation and sick pay, together with benefits and attorneys' fees. The Company has settled with the majority of the plaintiffs for approximately $30,000.



Item 3. Defaults Upon Senior Securities

The Company continues to be in default in the payment of interest (approximately $969,000 interest is past due as of June 30, 1999) on the $390,000 principal amount of 131/2% Notes and 14 7/8% Debentures.

Item 6. Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

4.4 First Supplemental Indenture dated as of May 5, 1993 between NICO and Continental Stock Transfer & Trust the Registrant, as trustee under the Class B Note Indenture (incorporated by reference to Exhibit 4 (h) to the Registrant's Annual Report on Form 10-K for the year ended December 31,
       1993).

4.5 Form of indenture between the Registrant, NICO and Shawmut Bank, N.A., as Trustee, including therein the form of Senior Subordinated Note due April 15, 1998 (incorporated by reference to Exhibit 4 (b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-2 dated May 13,
       1988).

10.0 Employment Agreement, dated as of April 1, 1999, by and between American Medical Centers Management Company, Ltd. and George D. Rountree.

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



                                           FIRST MEDICAL GROUP, INC.



                                           By: /s/ Elias M. Nemnom
                                               ------------------------------
                                               Elias M. Nemnom
                                               Senior Vice President and
                                               Chief Financial Officer



Dated:  August 13, 1999