Form 10-Q/A
period 1998-09-30
FIRST MEDICAL GROUP INC
filed 1999-09-17
CIK 58526

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

                                          YES  X   NO
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding at November 11, 1998
-----------------------                       ----------------------------------
Common Stock, par value                                  9,567,292
    $.001 per share

                   FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Statements of Operations -
             Nine Months Ended September 30, 1998 and 1997................1

             Consolidated Balance Sheets -
             September 30, 1998 and December 31, 1997.....................2

             Consolidated Statements of Changes in
             Shareholders' Equity (Deficit) -
             Nine Months Ended September 30, 1998 and 1997................3

             Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1998 and 1997................4

             Notes to Consolidated Financial Statements...................5-7

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations................8-11

  Item 3.    Quantitative and Qualitative Disclosures about
             Market Risk..................................................11


Part II.     OTHER INFORMATION


  Item 1.    Legal Proceedings............................................12

  Item 3.    Defaults upon Senior Securities..............................12

  Item 5.    Other Information............................................13

  Item 6.    Exhibits and Reports on Form 8-K.............................14-15

                         PART I - FINANCIAL INFORMATION

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,

                                                  1998          1997            1998           1997
                                                  ----          ----            ----           ----

Revenue                                        $   2,788     $   2,304       $    8,253    $    6,727

Cost of revenue                                    2,384         1,954            7,030         5,423
                                                   -----         -----            -----        -----

         Income from clinic operations               404           350            1,223         1,304

Operating expenses:
Salaries and benefits                                144            73              550           500
General and administrative                           242           141              759           591
Depreciation and amortization                        128            98              193           193
                                                   -------          --           ------         -----
     Total operating expenses                        514           312            1,502         1,284

(Loss) income from operations                       (110)           38             (279)           20
Interest expense,  net                               (31)          (67)            (128)         (132)
                                                   -------         ----          ------       -------

Loss before income tax provision                    (141)          (29)            (407)         (112)

Income tax provision                                  60            --              387            --
                                                    ------        -----          ------            --
Loss from continuing operations before
  discontinued operations                           (201)          (29)            (794)         (112)

Discontinued operations:
Loss from operations of
 discontinued physician management
 and electrical supply division                       (1)           31           (1,983)       (2,157)
Income on disposal of physician management
 and  electrical supply division                     977            --            4,646            --
                                                   -------          --             -----        -----
Income (loss) from discontinued operations           976            31             2,663       (2,157)
Cumulative effect of change in
 accounting principle                                 --            --              (970)          --
                                                    ----          ----             -----         ----
        __--
Net income (loss)                              $     775     $       2       $       899   $   (2,269)

Income (loss) per share - basic and diluted:
Loss from continuing operations                $    (.02)    $       --      $      (.08)  $     (.01)
Income (loss) from discontinued operations           .10           ----              .28         (.24)
Cumulative effect of change in
 accounting principle                                 --             --             (.10)          --
                                                    ----           ----             ----         ----
Income (loss) per share                        $     .08     $       --      $       .10   $     (.25)

Weighted average number of common
 shares outstanding-basic and diluted          9,567,292      9,360,520        9,454,581    9,135,682


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF DOLLARS)


                                                                  September 30, 1998        December 31, 1997

                           ASSETS

Current assets:
  Cash and cash equivalents                                          $    1,089                $    1,421
  Accounts receivable                                                       752                        98
  Due from related parties                                                   --                     1,140
  Inventories                                                               129                        --
  Prepaid expenses and other current assets                                 141                        51
                                                                      ----------                 ---------

         Total current assets                                             2,111                     2,710

Property and equipment, net                                                 583                       170
Intangible assets, net                                                    2,113                     2,014
Other assets                                                                 89                       248
                                                                      ----------                  --------

         TOTAL                                                       $    4,896                $    5,142

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                   $      738                $      278
  Accrued expenses                                                          826                       383
  Deferred revenue                                                          652                       731
  Notes payable and accrued interest payable                              1,310                     3,999
  Net liabilities of discontinued operations                              1,355                       805
                                                                     -----------                 --------

         Total current liabilities                                        4,881                     6,196

Commitments and contingencies

Shareholders' equity (deficit):
  Common stock, par value $.001; authorized
     shares100,000,000; shares issued 9,567,292
     at September 30, 1998 and 9,397,292 at
     December 31, 1997                                                       10                         9
  Additional paid-in-capital                                              8,253                     8,084
  Accumulated deficit                                                    (8,248)                   (9,147)
                                                                    ------------                 --------
         Total shareholders' equity (deficit)                                15                    (1,054)
                                                                    ------------                 --------

         TOTAL                                                      $     4,896              $      5,142


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES OF
   SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)


                                                                               Retained           Total
                                  Number of     Common        Additional       Earnings       Shareholders'
                                   Shares        Stock     Paid-in Capital     (Deficit)     Equity (Deficit)
                                   --------------------------------------------------------------------------

Balance, December 31, 1996           10,000      $  -         $   380           $  324           $  704

Issuance of  stock to FMG
   Shareholders                   9,387,292        23           2,256               --            2,279

Capital contribution to FMG              --        --           5,000               --            5,000

Capital contribution  to FMG
    Subsidiary                           --        --             165                --             165

Net loss                                 --        --              --            (2,269)         (2,269)
                                   --------       ---              --           -------

Balance, September 30, 1997       9,397,292      $ 23         $ 7,801           $(1,945)        $ 5,879
                                      =====        ==             ===             =====          ======



Balance, December 31, 1997        9,397,292      $  9         $ 8,084           $(9,147)        $(1,054)

Issuance of common stock            170,000         1             169                --             170

Net income                               --        --              --               899
                                    -------       ---             ---           -------
                     899

Balance, September 30, 1998       9,567,292      $ 10         $ 8,253            (8,248)        $    15
                                   ========       ===           =====            ======         =======



See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)


                                                                 Nine Months Ended September 30,

                                                                 1998                      1997
                                                               ----------------------------------


Cash flows from operating activities:

Net income (loss)                                              $    899                  $ (2,269)

Adjustments  to  reconcile  net  income
  (loss) to net cash  used
  in  continuing
  operating activities:
Depreciation and amortization                                       193                       193
Cumulative effect of change in accounting
   principle                                                        970                        --
Noncash compensation                                                170                        --
Decrease (increase) in due from affiliates                        1,140                      (513)
Increase in intangibles and other assets                           (993)                   (4,545)
Increase  in net liabilities
  of discontinued operations                                        550                        46
Other changes, net                                                  (49)                      237
                                                                   ----                      ----

Net cash provided by (used in) continuing operating
   activities                                                     2,880                    (6,851)

 Capital expenditures                                              (523)                     (124)

 Capital contribution to FMG and subsidiary                          --                     5,165

 Issuance of common stock                                            --                     2,279

(Repayment) proceeds of loan payables and others                 (2,689)                    2,505
                                                                -------                    ------

(Decrease) increase in cash and cash equivalents                   (332)                    2,974

Cash and cash equivalents, beginning of year                      1,421                       124
                                                                  -----                     -----
Cash and cash equivalents, end of the period                   $  1,089                  $  3,098
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

Summarized financial information for discontinued operations is as follows (in thousands):

                                                 Nine Months Ended September 30,
                                                       1998          1997
                                                       ------------------

Revenue                                              $ 19,604      $ 43,565

Loss from discontinued operations                    $ (1,983)     $ (2,157)


                                                       September 30, 1998
                                                       ------------------

Current assets                                              $  5,584
Other assets                                                      90
                                                                  --
         Total assets                                          5,674

Total liabilities                                              7,029
                                                               -----

Net liabilities of discontinued operations                  $ (1,355)

3.  Change in Accounting Principle

Prior to 1998, the Company capitalized certain costs relating to start-up operations. Pursuant to Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, the Company recorded $970,000 as a cumulative effect of the change in accounting principle relating to the write-off of such costs. This amount is reflected in the consolidated statement of operations for the nine months ended September 30, 1998.

4.  Acquisition

Effective July 1, 1998, American Medical Centers Management Company, Ltd. ("AMCMC BVI") acquired the stock of American Medical Clinics Moscow, Inc. and American Medical Center-St. Petersburg Ltd. ("AMC-CIS"). The transaction was accounted for under the purchase method of accounting. The total purchase consideration was approximately $1.3 million and represented money owed to the Company by AMC-CIS. The excess of purchase consideration over fair market value of net assets of AMC-CIS amounted to $848,108 and is being amortized on a straight-line basis over 25 years. Prior to the acquisition, the Company had a management services agreement with AMC-CIS whereby AMC-CIS would provide medical services to the

Company's customers. As a result of the management agreement arrangement, in accordance with EITF 97-2, Application of APB No. 16, Business Combinations, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to Physicians' Practice Entities and Certain Other Entities with Contractual Management Arrangements ("EITF 97-2"), the Company has historically consolidated the results of operations of AMC-CIS.

5.  Supplementary Schedule

                                        1998              1997
                                            (in thousands)
                                            --------------

  Cash paid during the nine months
  ended September 30, for:
  Interest                              $  37            $ 132
  Income taxes                            387               --

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

Financial Condition

CASH AND CASH EQUIVALENTS. At September 30, 1998, the Company had cash of $ 1.1 million as compared to $ 1.4 million at December 31, 1997. The decrease in cash and cash equivalents relates primarily to the net proceeds received form the sale of the discontinued operations offset by operating losses of $ 2.0 million incurred during the nine months ended September 30, 1998 from discontinued operations and the repayment of bank debt of $2.8 million.

ACCOUNTS RECEIVABLE. Accounts receivable as of September 30, 1998 was $752,000 as compared to $98,000 at December 31, 1997. The increase relates primarily to the acquisition of AMC-CIS as of July 1, 1998.

DUE FROM RELATED PARTIES. Due from related parties at September 30, 1998 was zero as compared to $1.1 million at December 31, 1997. This amount was owed by AMC-CIS to the Company and was used as purchase consideration for the Company's purchase of AMC-CIS as of July 1, 1998.

INTANGIBLE AND OTHER ASSETS. The decrease in intangible and other assets relates primarily to goodwill acquired in connection with the purchase of AMC-CIS of $848,000 offset by the write-off of $970,000 of start up costs of certain operations due to the change in accounting principle.

NOTES PAYABLE AND ACCRUED INTEREST PAYABLE. Notes payable and accrued interest payable at September 30, 1998 was $1.3 million as compared to $4.0 million at December 31, 1997. Proceeds from the sale of the physician practice management operations were used to repay $2.8 million of bank facilities.

NET LIABILITIES OF DISCONTINUED OPERATIONS. Net liabilities of discontinued operations at September 30, 1998 was $1.4 million as compared to $.8 million at December 31, 1997. The increase in net liabilities is due to operating losses incurred in connection with the physician practice management division.

RESULTS OF OPERATIONS
THIRD QUARTER OF 1998 IN COMPARISON
WITH THIRD QUARTER OF 1997

     REVENUE. Total revenue of the Company for the three months ended September 30, 1998 and 1997 was $2.8 million and $2.3 million, respectively, an increase of 21%, due mainly to the opening of two new clinics in Eastern Europe as well as increased patient visits in existing facilities.

     COST OF REVENUES. Cost of revenues for the three months ended September 30, 1998 and 1997 was $2.4 million and $ 2.0 million, respectively. Cost of revenues as a percentage of revenue, was 86% and 85% for the three months ended September 30, 1998 and 1997, respectively. The increase relates to increased staff levels as a result of increased visits.

     OPERATING EXPENSES. Operating expenses for the Company were $514,000 during the three months ended September 30, 1998 as compared to $ 312,000 in 1997. Operating expenses as a percentage of revenue was 18% in 1998 as compared to 14% in 1997. The increase is attributable to additional corporate overhead resulting from the divestiture of the physician practice management division.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the three months ended September 30, 1998 was $976,000 as compared to income of $31,000 for the three months ended September 30, 1997. Included in income from discontinued operations for the three months ended September 30, 1998 was a gain of $977,000 million resulting from the sale of the Texas and Mid-West physician practice management operations.

     NET INCOME. Net income for the three months ended September 30, 1998 was $775,000 as compared to net income of $ 2,000 in the third quarter of 1997 due primarily to the gain on sale of the Texas and Mid-West physician practice management operations of $977,000.

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF 1998 IN COMPARISON
WITH FIRST NINE MONTHS OF 1997

     REVENUE. Total revenue of the Company for the nine months ended September 30, 1998 and 1997 was $8.3 million and $6.7 million, respectively, an increase of 23%, due mainly to the opening of two new clinics in Eastern Europe as well as increased patient visits in existing facilities.

     COST OF REVENUES. Cost of revenues for the nine months ended September 30, 1998 and 1997 was $7.0 million and $ 5.4 million, respectively. Cost of revenues as a percentage of revenue, was 85% and 81% for the nine months ended September 30, 1998 and 1997, respectively. The increase was related to increased staffing levels as a result of the increase in visits.

     OPERATING EXPENSES. Operating expenses for the Company were $1.5 million during the nine months ended September 30, 1998 as compared to $1.3 million in 1997. Operating expenses as a percentage of revenue was 18% in 1998 as compared to 19% in 1997.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the nine months ended September 30, 1998 was $2.7 million as compared to a loss of $2.2 million for the nine months ended September 30, 1997. Included in income from discontinued operations for the nine months ended September 30, 1998 was a net gain of $4.6 million resulting from the sale of the physician practice management and electrical supply business.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle of $ 970,000 reflected in the consolidated statement of operations during the nine months ended September 30, 1998 relates to the write-off of start-up costs of certain operations pursuant to Statement of Position 98-5.

     NET INCOME (LOSS). Net income for the nine months ended September 30, 1998 was $ 899,000 as compared to a net loss of $ 2.3 million for the nine months ended September 30, 1997 due primarily to the net gain on sale of the physician practice management operations and electrical supply business of $4.6 million offset by $ 2.0 million of operating losses incurred in connection with discontinued operations and the impact relating to the change in accounting principle.

Liquidity and Capital Resources

     The working capital of the Company as of September 30, 1998 is at a deficit of $2.8 million as compared to $3.5 million as of December 31, 1997. The decrease in the deficit of $.7 million is due mainly to the sale of the physician practice management operation and the electrical supply business offset by an increase of net liabilities related to discontinued operations due to operating losses incurred in connection with the physician practice management division. Included in the working capital deficit as of September 30, 1998 are the notes payable and accrued interest of approximately $1.3 million to which the Company is unable to locate the note holders.

     The  Company  is in  default  in the  payment  of  interest  (approximately
$920,000 interest was past due as of September 30, 1998) on the $390,000 aggregate principal amount of its 13 1/2 % Senior Subordinated Notes due May 15, 1998 ("13 1/2 % Notes) and 14 7/8% Subordinated Debentures due October 15, 1995, ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception of certain of the 14 7/8% Debentures, which were retired during 1996).

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

Item 3. Defaults Upon Senior Securities

The Company continues to be in default in the payment of interest (approximately $920,000 interest is past due as of September 30, 1998) on the $390,000 principal amount of 13 1/2% Notes and 14 7/8% Debentures.

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



Dated:  September 17, 1999