Form 10-Q
period 1999-09-30
FIRST MEDICAL GROUP INC
filed 1999-11-17
CIK 58526

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended September 30, 1999.....Commission File Number 1-155

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
                                                             YES  X    NO
                                                                -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 12, 1999
-----------------------                         --------------------------------
Common Stock, par value                                     9,567,292
     $.001 per share

                   FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number

Part I.               FINANCIAL INFORMATION

  Item 1.             Financial Statements

                      Consolidated Statements of Operations -
                      Nine Months Ended September 30, 1999 and 1998............1

                      Consolidated Balance Sheets -
                      September 30, 1999 and December 31, 1998.................2

                      Consolidated Statements of Changes in
                      Nine Months Ended September 30, 1999 and 1998............3

                      Condensed Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 1999 and 1998............4
 .
                      Notes to Consolidated Financial Statements.............5-6

  Item 2.             Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........7-12

  Item 3.             Quantitative and Qualitative Disclosures about
                      Market Risk.............................................12


Part II.              OTHER INFORMATION


  Item 1.             Legal Proceedings....................................13-14

  Item 2.             Changes in Securities and Use of Proceeds...............14

  Item 3.             Defaults upon Senior Securities.........................14

  Item 6.             Exhibits and Reports on Form 8-K.....................14-15

PART I - FINANCIAL INFORMATION

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    -------------                     -------------
                                                                1999             1998             1999            1998
                                                                ----             ----             ----            ----

Revenue ..............................................     $     2,472      $     2,788      $     8,169      $     8,253
Cost of revenue ......................................           2,057            2,384            6,463            7,030
                                                           -----------      -----------      -----------      -----------

           Income from clinic operations .............             415              404            1,706            1,223

Operating expenses:
Salaries and benefits ................................             273              144              674              550
General and administrative ...........................             252              242              673              759

Depreciation and amortization ........................             100              128              291              193
                                                           -----------      -----------      -----------      -----------
     Total operating expenses ........................             625              514            1,638            1,502

Income (loss)  from operations .......................            (210)            (110)              68             (279)
Interest income (expense),  net ......................              25              (31)              45             (128)
                                                           -----------      -----------      -----------      -----------

Income (loss) before income tax provision ............            (185)            (141)             113             (407)
Income tax provision (credit) ........................            (179)              60              (40)             387
                                                           -----------      -----------      -----------      -----------
Income (loss)  from continuing operations
before discontinued operations .......................              (6)            (201)             153             (794)

Discontinued operations:
Income (loss) from operations of
 discontinued managed care
 and electrical supply division ......................            (180)              (1)             270           (1,983)
Gain on disposal of managed care
 and  electrical supply division .....................            --                977             --              4,646
                                                           -----------      -----------      -----------      -----------

Income from discontinued operations ..................            (180)             976              270            2,663
Extraordinary income on write-off of
  accrued interest,  net of  taxes of $170,000 .......             254             --                254             --
Cumulative effect of change in
 accounting principle ................................            --               --               --               (970)
                                                           -----------      -----------      -----------      -----------

Net income ...........................................     $        68      $       775      $       677      $       899

Income per share - basic and diluted:
Income (loss) from continuing operations .............     $      --        $      (.02)     $       .02      $      (.08)
Income from discontinued operations ..................            (.02)             .10              .02              .28
Extraordinary income on write-off
  of accrued interest ................................            . 03             --                .03             --
Cumulative effect of change in
 accounting principle ................................            --               --               --               (.10)
                                                           -----------      -----------      -----------      -----------

Income  per share ....................................     $       .01      $       .08      $       .07      $       .10
Weighted average number of common
 shares outstanding-basic and diluted ................       9,567,292        9,567,292        9,567,292        9,454,581

See accompanying notes to consolidated financial statements

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                   September 30, 1999   December 31, 1998
                                                   ------------------   -----------------
                               ASSETS
                               ------

Current assets:
  Cash and cash equivalents ......................       $   610           $   909
  Accounts receivable, net of allowance
    for doubtful accounts of $91,000
    and $54,000 at September 30, 1999
    and December 31, 1998, respectively ..........           533               471
  Inventories ....................................           105               117
  Prepaid expenses and other current assets ......           493               164
                                                         -------           -------

           Total current assets ..................         1,741             1,661

Property and equipment, net ......................         1,293               603
Deferred tax asset ...............................           549               577
Intangible assets, net ...........................         2,225             2,079
Other assets .....................................            77                72
                                                         -------           -------

           TOTAL .................................       $ 5,885           $ 4,992

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable ...............................       $   970           $   852
  Accrued expenses ...............................         1,328             1,085
  Deferred revenue ...............................           843               689
  Notes payable and accrued interest payable .....         1,117             1,359
  Net liabilities of discontinued operations .....           506               981
                                                         -------           -------

           Total current liabilities .............         4,764             4,966

Notes payable to shareholders and
   related parties ...............................           418              --

Commitments and contingencies

Shareholders' equity:
  Common stock, par value $.001; authorized
     shares100,000,000; shares issued 9,567,292
     at September 30, 1999 and December 31, 1998              10                10
  Additional paid-in-capital .....................         8,253             8,253
  Accumulated deficit ............................        (7,560)           (8,237)
                                                         -------           -------
           Total shareholders' equity ............           703                26
                                                         -------           -------

           TOTAL .................................       $ 5,885           $ 4,992

See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES OF
   SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                                                    Total
                                  Number of         Common        Additional      Accumulated    Shareholders'
                                  Shares            Stock      Paid-in Capital     (Deficit)    Equity (Deficit)
                                  ------------------------------------------------------------------------------

Balance, December 31, 1997        9,397,292       $       9       $   8,084       $  (9,147)       $  (1,054)

Issuance of common stock ..         170,000               1             169            --                170

Net income ................            --              --              --               899              899
                                  ---------       ---------       ---------       ---------        ---------

Balance, September 30, 1998       9,567,292       $      10       $   8,253       $  (8,248)       $      15
                                  =========       =========       =========       =========        =========



Balance, December 31, 1998        9,567,292       $      10       $   8,253       $  (8,237)       $      26

Net income ................            --              --              --               677              677
                                  ---------       ---------       ---------       ---------        ---------


Balance, September 30, 1999       9,567,292       $      10       $   8,253       $  (7,560)       $     703
                                  =========       =========       =========       =========        =========


See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)



                                                           Nine Months Ended September 30,

                                                               1999              1998
                                                            ----------------------------

Cash flows from operating activities:

Net income ........................................          $   677           $   899

Adjustments to reconcile net income
  to net cash used in
  continuing operating activities:
Depreciation and amortization .....................              291               193
Extraordinary income from write-off
  of accrued interest .............................             (254)
Cumulative effect of change in accounting
   principle ......................................             --                 970
Noncash compensation ..............................             --                 170
Decrease in due from affiliates ...................             --               1,140
Decrease in deferred tax asset ....................               28              --
Increase in intangibles and other assets ..........             (263)             (993)
(Decrease) increase  in net liabilities
  of discontinued operations ......................             (475)              550
Other changes, net ................................              (35)              (49)
                                                             -------           -------

Net cash (used in) provided by continuing operating
   activities .....................................              (31)            2,880


  Capital expenditures ............................             (868)             (523)

Financing activities:
  Proceeds from loans from shareholders and related
       parties ....................................              600              --
  Repayment of loan payables and others ...........             --              (2,689)
                                                             -------           -------

(Decrease) in cash and cash equivalents ...........             (299)             (332)

Cash and cash equivalents, beginning of year ......              909             1,421
                                                             -------           -------
Cash and cash equivalents, end of the period ......          $   610           $ 1,089

                                                             =======           =======

See accompanying notes to consolidated financial statements.

FIRST MEDICAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.      BASIS OF PRESENTATION

The financial information for the three months and nine months ended September 30, 1999 and 1998 is unaudited. However, the information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in First Medical Group, Inc.'s ("the Company") December 31, 1998 Report on Form-10K.

The results of operations for the three month and nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2.      NOTES PAYABLE TO SHAREHOLDERS AND RELATED PARTIES

Effective October 1, 1999, the Company entered into an agreement with certain shareholders and related parties to borrow $655,000. The agreement provides that the Company will repay these borrowings on a monthly basis over a 3 year period with 9% interest per annum. In exchange for providing these funds to the Company, the Company issued 1,637,500 of warrants that may be exercised at $.25 per share for one share of common stock of the Company.

3.     EARNINGS PER SHARE

Earnings per share is calculated by dividing net income by weighted average number of common shares for the period. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and other stock equivalents. For the periods presented, there were no common stock equivalents included in the calculation, since they would be anti-dilutive.



4.      SUPPLEMENTARY SCHEDULE

                                                  1999          1998
                                                    (in thousands)
                                                    --------------

       Cash paid during the nine months
       ended September 30, for:
       Interest                                   $  --         $  37
       Income taxes                                 134           387

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

GENERAL
-------

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

Financial Condition
-------------------

CASH AND CASH EQUIVALENTS.  At September 30, 1999, the Company had cash of
$ 610,000 as compared to $ 909,000 at December 31, 1998. The decrease in cash and cash equivalents relates primarily to $323,000 of payments made by the Company relating to prepaid rent and $613,000 of leasehold improvements for the new Moscow clinic facility offset by $600,000 of proceeds received from certain shareholders and related parties. The new facility is scheduled to open in the fourth quarter of 1999.

PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets at September 30, 1999 was $ 493,000 million as compared to $164,000 at December 31, 1998. The increase in prepaid expenses and other current assets of $329,000 relates mainly to prepaid rent deposits of $323,000 made by the Company in connection with the construction of the new Moscow facility.

INTANGIBLE ASSETS. Intangible assets at September 30, 1999 was $2,225,000 as compared to $2,079,000 at December 31, 1998. The increase relates primarily to a non-compete agreement entered into with a former employee of the Company amounting to approximately $258,000. This amount is being amortized over a period of five (5) years.

NOTES PAYABLE AND ACCRUED INTEREST PAYABLE. Notes payable and accrued interest payable at September 30, 1999 was $1,117,000 as compared to $1,359,000 at December 31, 1998, a decrease of $242,000. The decrease is attributable to the write-off of accrued interest of $254,000 (net of taxes of $170,000) relating to the 13 1/2% Notes and 14 7/8% Debentures due to the expiration of the statute of limitation on the past due amounts outstanding. This amount is offset by approximately $182,000 of current maturities on the notes payable to shareholders and related parties.

NET LIABILITIES OF DISCONTINUED OPERATIONS. Net liabilities of discontinued operations at September 30, 1999 was $506,000 as compared to $981,000 at December 31, 1998. The decrease in net liabilities is due to the settlement of certain claims relating to discontinued operations which occurred during the first nine months of 1999.

NOTES PAYABLE TO SHAREHOLDERS AND RELATED PARTIES. Notes payable to shareholders and related parties as September 30, 1999 was $600,000 of which $ 182,000 is classified in the balance sheet as a current liability. Effective October 1, 1999, the Company entered into an agreement with certain shareholders and related parties to loan $655,000 to the Company. The Company is required to repay this amount over a 36 month period with 9% interest per annum. In exchange for these loans, the Company issued 1,637,500 of warrants that may be exercised at $.25 per share for one share of common stock of the Company.


Results of Operations
---------------------
 Third Quarter of 1999 in Comparison
 with Third Quarter of 1998

        REVENUE.      Total revenue of the Company for the three months ended
 September 30, 1999 and 1998 was $2.5 million and $2.8 million, respectively, a decrease of 11.3%. Patient and dental visits for the three months ended September 30, 1999 were 4,613 and 1,033 respectively, as compared to 5,170 and 1,018 for the three months ended September 30, 1998. This represents a decrease of 557 patient visits or 10.8% and an increase of 15 dental visits or 1.5% for the third quarter of 1999 as compared to the third quarter of 1998. This decrease is primarily attributable to the Company's outdated facility in Moscow, Russia. As a result, the Company is in the process of constructing a new inpatient and outpatient facility in Moscow.

        COST OF REVENUES. Cost of revenues for the three months ended September 30, 1999 and 1998 was $2.1 million and $ 2.4 million, respectively. Cost of revenues as a percentage of revenue, was 83.2% and 85.5% for the three months ended September 30, 1999 and 1998, respectively. The decrease relates to a reduction of staffing levels as a result of the decrease in the number of visits.

        OPERATING EXPENSES. Operating expenses for the Company were $625,000 during the three months ended September 30, 1999 as compared to $ 514,000 in 1998. Operating expenses as a percentage of revenue was 25.3% in 1999 as compared to 18.4% in 1998. Included in operating expenses for the three months ended September 30, 1999 was approximately $33,000 of additional salary expense incurred in connection with the construction of the new facility and $13,000 of additional amortization expense relating to the amortization of the non-compete agreement.


        (LOSS) INCOME FROM DISCONTINUED OPERATIONS. Loss from discontinued operations for the three months ended September 30, 1999 was $180,000 as compared to income of $ 976,000 for the three months ended September 30, 1998. Included in income from discontinued operations for the three months ended September 30, 1998 was a gain of $ 977,000 resulting from the sale of the Indiana and Texas managed care operations.

        EXTRAORDINARY INCOME ON WRITE-OFF OF ACCRUED INTEREST. The Company has reflected the write-off of past due accrued interest of $254,000, net of taxes of $170,000, on the 13 1/2% Senior Subordinated Notes and 14 7/8% Subordinated Debentures as extraordinary income in the consolidated statement of operations for the three months ended September 30, 1999. The past due interest relates to notes and debentures that remained outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of these notes and debentures. The write-off of the past due accrued interest reflects the Company's view that this obligation is no longer a liability of the Company since the statute of limitations has expired in which a claim based upon such notes and debentures could have been presented.

        NET INCOME. Net income for the three months ended September 30, 1999 was $68,000 as compared to $ 775,000 in the third quarter of 1998 due to the factors noted above.


Results of Operations
---------------------
 First Nine Months of 1999 in Comparision with First Nine Months of 1998

        REVENUE. Total revenue of the Company for the nine months ended September 30, 1999 and 1998 was $8.2 million and $8.3 million, respectively, a decrease of 1%. Patient and dental visits for the nine months ended September 30, 1999 were 14,606 and 3,165 respectively, as compared to 16,187 and 3,262 for the nine months ended September 30, 1998. This represents a decrease of 1,581 patient visits or 9.8% and 97 dental visits or 3.0%, for the first nine months of 1999 as compared to the first nine months of 1998. This decrease is primarily attributable to the Company's outdated facility in Moscow, Russia. As a result, the Company is in the process of constructing a new inpatient and outpatient facility in Moscow. Included in revenues for the nine months ended September 30, 1999 was $232,000 relating to reimbursement of legal fees and other expenses paid on behalf of the Hospital Corporation International, Ltd. and American Medical Centers, Inc. litigation.

        COST OF REVENUES. Cost of revenues for the nine months ended September 30, 1999 and 1998 was $6.5 million and $7.0 million, respectively. Cost of revenues as a percentage of revenue, was 79.1% and 85.2% for the nine months ended September 30, 1999 and 1998, respectively. The decrease relates to a reduction of staffing levels as a result of the decrease in the number of visits.


        OPERATING EXPENSES. Operating expenses for the Company were $1,638,000 during the nine months ended September 30, 1999 as compared to $ 1,502,000 in 1998. Operating expenses as a percentage of revenue was 20.1% and 18.2%, respectively, in 1999 and 1998.Included in operating expenses in 1999 is approximately $75,000 of additional salary expense incurred in connection with the construction of the new facility and $39,000 of additional amortization expense relating to the amortization of the non-compete agreement.

        INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the nine months ended September 30, 1999 was $270,000 as compared to $2.7 million for the nine months ended September 30, 1998. The income from discontinued operations for the nine months ended September 30, 1999 relates primarily to the settlement of certain claims relating to discontinued operations. Included in income from discontinued operations for the nine months ended September 30, 1998 was a net gain of $2.7 million resulting from the sale of the Company's managed care and electrical supply business.

        EXTRAORDINARY INCOME ON WRITE-OFF OF ACCRUED INTEREST. The Company has reflected the write-off of past due accrued interest of $254,000, net of taxes of $170,000, on the 13 1/2% Senior Subordinated Notes and 14 7/8% Subordinated Debentures as extraordinary income in the consolidated statement of operations for the three months ended September 30, 1999. The past due interest relates to notes and debentures that remained outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of these notes and debentures. The write-off of the past due accrued interest reflects the Company's view that this obligation is no longer a liability of the Company since the statute of limitations has expired in which a claim based upon such notes and debentures could have been presented.

        CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle of $ 970,000 reflected in the consolidated statement of operations during the nine months ended September 30, 1998 relates to the write-off of start-up costs of certain operations pursuant to Statement of Position 98-5.

        NET INCOME. Net income for the nine months ended September 30, 1999 was $ 677,000 as compared to $899,000 for the nine months ended September 30, 1998 due primarily to the factors noted above.


Liquidity and Capital Resources
-------------------------------

        The working capital of the Company as of September 30, 1999 is at a deficit of $3.0 million as compared to $3.3 million as of December 31, 1998. Cash and cash equivalents at September 30, 1999 was $610,000 as compared to $909,000 at December 31, 1998, a decrease of $299,000. The decrease in cash results from capital expenditures of $868,000 primarily for the new Moscow facility and $31,000 of cash flow used in operations, offset by $600,000 of borrowings from shareholders and related parties. Included in the working capital deficit as of September 30, 1999 are the notes payable and accrued interest of approximately $ 934,000 of which the Company is unable to locate the note holders.

        The Company is in default on the payment of interest (approximately $544,000 interest was past due as of September 30, 1999) on the $390,000 aggregate principal amount of its 13 1/2 % Senior Subordinated Notes due May 15, 1998 ("13 1/2 % Notes) and 14 7/8% Subordinated Debentures due October 15, 1995, ("14 7/8% Debentures") that remain outstanding and were not surrendered to the Company in connection with its financial restructuring consummated in 1991. The Company has been unable to locate the holders of the 13 1/2% Notes and 14 7/8% Debentures (with the exception of certain of the 14 7/8% Debentures, which were retired during 1996). The Company has determined that $254,000, net of taxes of $170,000 of the past due accrued interest is no longer an obligation of the Company since the statute of limitations has expired in which a claim based upon such notes and debentures could have been presented. Accordingly, the Company has written off this amount and has reflected it as extraordinary income in the consolidated statement of operations in the three months and nine months ended September 30, 1999.

        As of September 30, 1999, the Company does not have any existing lines of credit. In order to complete the new Moscow facility, the Company intends to obtain additional financing from certain of its shareholders.

Year 2000
---------

        The Company is aware of the issues related with the computer systems that could be affected by the "Year 2000." The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. This could cause those systems to process and record information incorrectly or possibly fail to function in the year 2000.

        The Company primarily uses general business applications on a PC-based system that are licensed by the same vendor. It is expected that these applications will be Year 2000 compliant. Should such systems not be Year 2000 compliant, the Company believes that reasonable manual alternatives are available to produce such data. The Company believes that such cost to perform these tasks are not considered to be material. The Company is in the process of installing a new billing and scheduling system for its clinic operations. Such system is Year 2000 compliant.

        The Company is in the process of identifying those vendors that it relies on to supply diagnostic test results relating to patient testing and to a small group of third-party payors. The Company has sent inquires to these vendors and third-party payors to ascertain compliance and has obtain assurances from certain of these vendors that they are Year 2000 compliant. However, certain vendors did not reply or cannot provide Year 2000 compliant services and as a result the Company may need to locate alternative sources for goods and services.

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

        The Company believes that it is taking reasonable and adequate measures to address Year 2000 issues. However, there can be no assurance that the Company's information systems, medical equipment and other systems will be Year 2000 compliant by December 31, 1999, or that suppliers and third-party insurance payors are, or will be Year 2000 compliant, or that the cost required to address the Year 2000 issue will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company's clinic operations are located in Eastern European countries. To the extent that the Year 2000 problems affect the Company's ability to provide adequate patient care, the Company may cease providing such services to patients. In addition, failures of the banking system, basic utility providers, telecommunication providers and other services as a result of Year 2000 problems, could have a material adverse effect on the ability of the Company to conduct its business.



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

2. On or about June 26, 1998, the Company was sued in the United States District Court for the Southern District of Florida by plaintiffs who seek damages in connection with the sale of stock in Dominion Healthnet, Inc. The plaintiffs claim they are entitled to this amount based upon a buy-out agreement the plaintiffs entered into with First Medical Corporation (a subsidiary of the Company) when the plaintiffs sold their interest in Dominion Healthnet, Inc., to First Medical Corporation. In September 1999, the Company reached an agreement with the plaintiffs to settle this claim for $165,000.

3. In 1998 a claim was asserted against the Company by former consultants to the Company alleging the Company's obligation to pay approximately $50,000 and provide further consulting contracts to the claimants. Subsequent to September 30, 1999, the Company and the claimants have reached an agreement in principal pursuant to which this claim will be withdrawn in exchange for the issuance to the claimants of 300,000 shares of the Company's common stock.

4. In 1998, a number of former employees of the Company and its affiliates presented claims against the Company in State Court, Miami, Florida, claiming in excess of $300,000 for vacation and sick pay, together with benefits and attorneys' fees. The Company has settled with the majority of the plaintiffs for approximately $30,000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective October 1, 1999, the Company entered into an agreement with certain shareholders and related parties to borrow $655,000. The agreement provides that the Company will repay these borrowings on a monthly basis over a 3 year period with 9% interest per annum. In exchange for providing these funds to the Company, the Company issued 1,637,500 of warrants that may be exercised at $.25 per share for one share of common stock of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company continues to be in default in the payment of interest (approximately $544,000 interest is past due as of September 30, 1999) on the $390,000 principal amount of 13 1/2% Notes and 14 7/8% Debentures.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

10.0 Employment Agreement, dated as of April 1, 1999, by and between American Medical Centers Management Company, Ltd. and George D. Rountree (incorporated herein by reference to Exhibit 10.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

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



                                            FIRST MEDICAL GROUP, INC.




                                            By: /s/ Elias M. Nemnom
                                               -------------------------
                                                 Elias M. Nemnom
                                                 Senior Vice President and
                                                 Chief Financial Officer



Dated:  November 15, 1999